Form 10-Q
period 2015-09-30
Pacific Special Acquisition Corp.
filed 2015-11-30
CIK 1650575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  __________ to __________

Commission File Number: 001-37593

PACIFIC SPECIAL ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

855 Pudong South Road The World Plaza, 27th Floor Pudong, Shanghai China	200120
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (86) 21-61376584

N/A

 (Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒  No ☐

As of November 30, 2015, there were 7,719,375 shares of the Company’s ordinary shares issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Balance Sheet

As of September 30, 2015

(Unaudited)

ASSETS
Current asset – cash and cash equivalents	$267,135
Deferred offering costs	145,807
Total Assets	$412,942

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Promissory note – related party	$300,000
Advance from related party	90,917
Total Liabilities	390,917

Commitments and Contingencies
Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	—
Ordinary shares, no par value; unlimited shares authorized; 1,437,500 shares issued and outstanding(1)	25,000
Accumulated deficit	(2,975)
Total Shareholders’ Equity	22,025
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$412,942

(1)	Includes an aggregate of 187,500 shares held by the sponsor that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (see Note 5 and 7).

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Statement of Operations
For the Period from July 1, 2015 (inception) through September 30, 2015

(Unaudited)

Formation and operating costs	$2,975
Net Loss	$(2,975)
Weighted average shares outstanding, basic and diluted(1)	1,250,000
Basic and diluted net loss per ordinary share	$(0.00)

(1)	Excludes an aggregate of 187,500 shares held by the sponsor that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (see Note 5 and 7).

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Statement of Changes in Shareholders’ Equity
For the Period from July 1, 2015 (inception) through September 30, 2015

(Unaudited)

	Ordinary Shares(1)		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance – July 1, 2015 (Inception)	—	$—	$—	$—
Issuance of ordinary shares	1,437,500	25,000	—	25,000
Net loss	—	—	(2,975)	(2,975)
Balance – September 30, 2015	1,437,500	$25,000	$(2,975)	$22,025

(1)	Includes an aggregate of 187,500 shares held by the sponsor that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full (see Note 5 and 7).

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Statement of Cash Flows
For the Period from July 1, 2015 (inception) through September 30, 2015

Cash Flows from Operating Activities:
Net loss	$(2,975)
Net cash used in operating activities	(2,975)
Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	25,000
Proceeds from promissory note – related party	300,000
Proceeds from advances from related party	3,417
Payment of offering costs	(58,307)
Net cash provided by financing activities	270,110
Net Change in Cash and Cash Equivalents	267,135
Cash and Cash Equivalents – Beginning	—
Cash and Cash Equivalents – Ending	$267,135

Non-cash investing and financing activities:
Payment of offering costs through advances from related party	$87,500

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Pacific Special Acquisition Corp. (the “Company”) is a newly organized blank check company incorporated in the British Virgin Islands on July 1, 2015. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have their primary operations located in Asia (with an emphasis on China).

At September 30, 2015, the Company had not yet commenced any operations. All activity through September 30, 2015 relates to the Company’s formation and its Initial Public Offering, which is described below.

The registration statement for the Company’s initial public offering (“Initial Public Offering”) was declared effective on October 14, 2015. On October 20, 2015, the Company consummated the Initial Public Offering of 5,000,000 units (“Units” and, with respect to the ordinary shares included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $50,000,000, which is described in Note 3.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 477,500 Units (the “Private Units” and, with respect to the ordinary shares included in the Private Units, the “Private Shares”), of which 452,500 Private Units were purchased by the Company’s sponsor and 25,000 Private Units were purchased by EBC, in each case, at a price of $10.00 per Unit in a private placement to the Company’s sponsor and EarlyBirdCapital, Inc. (“EBC”), generating gross proceeds of $4,775,000, which is described in Note 4.

Following the closing of the Initial Public Offering on October 20, 2015, an amount of $52,000,000 ($10.40 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

On October 23, 2015, the underwriters elected to fully exercise their over-allotment option to purchase 750,000 Units (the “Over-allotment Units”) at a purchase price of $10.00 per Unit, generating gross proceeds of $7,500,000. In addition, on October 23, 2015, the Company consummated the sale of an additional 54,375 Private Units at a price of $10.00 per Unit, of which 45,171 Units were purchased by the Company’s sponsor and 9,204 Units were purchased by EBC, generating gross proceeds of $543,750. Following the closing, an additional $7,800,000 of net proceeds ($10.40 per Unit) was placed in the Trust Account, resulting in $59,800,000 ($10.40 per Unit) held in the Trust Account.

Transaction costs amounted to $2,295,923, consisting of $1,868,750 of underwriting fees and $427,173 of Initial Public Offering costs. In addition, $722,827 of cash was held outside of the Trust Account (defined below) and was available for working capital purposes.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of its Initial Public Offering and Private Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The Company’s Units are listed on the Nasdaq Capital Market (“NASDAQ”). Pursuant to the NASDAQ listing rules, the Company’s Business Combination must be with a target business or businesses whose collective fair market value is equal to at least 80% of the balance in the Trust Account at the time of the execution of a definitive agreement for such Business Combination. There is no assurance that the Company will be able to successfully effect a Business Combination.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.40 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations or working capital requirements). In such case, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. Notwithstanding the foregoing, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the ordinary shares sold in the Initial Public Offering without the Company’s prior written consent.

The Company’s sponsor, officers and directors (the “initial shareholders”) have agreed (a) to vote their founder shares, Public Shares and private shares in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their shares in conjunction with any such amendment; (c) not to redeem any shares (including the founder shares and Private Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for its working capital requirements or necessary to pay the Company’s taxes payable.

The initial shareholders have agreed to waive their redemption rights with respect to the founder shares and the Private Shares (i) in connection with the consummation of a Business Combination and (ii) if the Company fails to consummate a Business Combination within the Combination Period. However, if the Company’s initial shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to redemption rights with respect to such Public Shares if the Company fails to consummate a Business Combination within the Combination Period. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets initially $10.40) will be less than the Initial Public Offering price per Unit.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Jian Tu, the President and Chairman of the Board of the Company has agreed that he will indemnify the Company to the extent necessary to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but only if such a vendor or prospective target business does not execute such a waiver. However, Mr. Tu may not be able to meet such obligation as the Company has not required Mr. Tu to retain any assets to provide for his indemnification obligations, nor has the Company taken any further steps to ensure that Mr. Tu will be able to satisfy any indemnification obligations that arise. Moreover, Mr. Tu will not be personally liable to the Company’s public shareholders if Mr. Tu should fail to satisfy his obligations under this agreement and instead will only be liable to the Company. The Company will seek to reduce the possibility that Mr. Tu will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Therefore, the distribution from the Trust Account to each holder of ordinary shares may be less than approximately $10.40.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Emerging growth company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, (the “Securities Act”), as modified by the Jumpstart our Business Startups Act of 2012, (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

Further, section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities and Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC and declared effective on October 14, 2015, as well as the Company’s Form 8-K, as filed with the SEC on October 26, 2015. The interim results for the period from July 1, 2015 (inception) through September 30, 2015 are not necessarily indicative of the results to be expected for the period from July 1, 2015 (inception) through December 31, 2015 or for any future interim periods.

Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2015.

Deferred offering costs

Deferred offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Offering costs amounting to $2,295,923 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

The provision for income taxes was deemed to be immaterial for the period ended September 30, 2015.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture by the initial shareholders. Weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). At September 30, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2015, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15 provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The amendments in ASU 2014-15 are effective for annual reporting periods ending after December 15, 2016, and for annual and interim periods thereafter. Early adoption is permitted. The Company will adopt the methodologies prescribed by ASU 2014-15 by the date required, and does not anticipate that the adoption of ASU 2014-15 will have a material effect on its financial position or results of operations.

Subsequent events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were available to be issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units at a purchase price of $10.00 per Unit, inclusive of 750,000 Units sold to the underwriters on October 23, 2015 upon the underwriters election to fully exercise their over-allotment option. Each Unit consists of one ordinary share, no par value, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each right will convert into one-tenth (1/10) of one ordinary share upon consummation of a Business Combination (see Note 7). Each warrant will entitle the holder to purchase one half of one ordinary share at an exercise price of $12.00 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Company’s sponsor and EBC purchased an aggregate of 477,500 Private Units at $10.00 per Unit, of which 452,500 Private Units were purchased by the Company’s sponsor and 25,000 Private Units were purchased by EBC, in each case, at a price of $10.00 per Private Unit ($4,775,000 in the aggregate). In addition, on October 23, 2015, the Company consummated the sale of an additional 54,375 Private Units at a price of $10.00 per Unit, of which 45,171 Units were purchased by the Company’s sponsor and 9,204 Units were purchased by EBC, generating gross proceeds of $543,750. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 7. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to) until after the completion of a Business Combination.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

NOTE 5. RELATED PARTY TRANSACTIONS

Founder Shares

In July 2015, the Company issued 1,437,500 ordinary shares to its initial shareholders (the “founder shares”) for an aggregate purchase price of $25,000. The founder shares are identical to the Public Shares sold in the Initial Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, as described in more detail below, and (2) the initial shareholders have agreed (i) to waive their redemption rights with respect to their founder shares and Public Shares in connection with the consummation of Business Combination and (ii) to waive their liquidation rights with respect to their founder shares if the Company fails to complete a Business Combination within the Combination Period.

The 1,437,500 founder shares included an aggregate of up to 187,500 shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment is not exercised in full or in part, so that the initial shareholders will collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units). As a result of the underwriters’ election to fully exercise their over-allotment option, 187,500 founder shares are no longer subject to forfeiture.

Additionally, the initial shareholders have agreed not to transfer, assign or sell any of the founder shares (except to certain permitted transferees) until, with respect to 50% of the founder shares, the earlier of (i) one year after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.50 per share for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the founder shares, upon one year after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

As of September 30, 2015, the Company’s sponsor loaned the Company $300,000. The loan was non-interest bearing, unsecured and due on the earlier of December 31, 2015 or the closing of the Initial Public Offering. The loan was repaid upon the consummation of the Initial Public Offering on October 20, 2015.

Related Party Advances

As of September 30, 2015, the Company’s sponsor advanced the Company an aggregate of $90,917 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering on October 20, 2015.

Administrative Services Arrangement

The Company entered into an agreement with its Chairman whereby, commencing on October 20, 2015 through the earlier of the Company’s consummation of a Business Combination and its liquidation, an affiliate of the Chairman will make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Chairman $10,000 per month for these services.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit.

NOTE 6. COMMITMENTS & CONTINGENCIES

Director Compensation

The Company will pay each of its independent directors an annual retainer of $30,000 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and the Company’s liquidation.

Registration Rights

Pursuant to a registration rights agreement entered into on October 14, 2015, the holders of 25% of the founder shares and Private Units (and underlying securities) are entitled to registration rights. They are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriters Agreement

The Company granted the underwriters a 45-day option to purchase up to 750,000 additional Units to cover the over-allotment at the Initial Public Offering price less the underwriting discounts and commissions. On October 23, 2015, the underwriters elected to exercise their over-allotment option to purchase 750,000 Units at a purchase price of $10.00 per Unit.

The underwriters were entitled to an underwriting discount of 3.25%, of which $1,868,750 was paid in cash on October 20, 2015 or shortly thereafter.

Merger and Acquisition Agreement

On October 14, 2015, the Company entered into a Merger and Acquisition Agreement with EBC wherein EBC will act as an advisor in connection with a Business Combination to assist the Company in holding meetings with its shareholders to discuss the potential Business Combination and the target business’ attributes, introduce the Company to potential investors that are interested in purchasing the Company’s securities, assist the Company in obtaining shareholder approval for the Business Combination and assist the Company with its press releases and public filings in connection with the Business Combination. The Company will pay EBC a cash fee for such services upon the consummation of a Business Combination in an amount equal to $1,750,000 (exclusive of any applicable finders’ fees which might become payable). Such amount may be paid out of the funds held in the Trust Account.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Unit Purchase Option

On October 20, 2015, the Company sold to EBC, for $100, an option to purchase up to a total of 400,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $4,000,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimates that the fair value of this unit purchase option is approximately $1,315,901 (or $3.29 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters is estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.40% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves. The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Shares — The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2015, there are no preferred shares designated, issued or outstanding.

Ordinary Shares — The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2015, there were 1,437,500 ordinary shares issued and outstanding, of which 187,500 were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full, so that the initial shareholders would own 20% of the issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units and assuming the initial shareholders did not purchase any Units in the Initial Public Offering). As a result of the underwriters’ election to exercise their over-allotment option to purchase 750,000 Units on October 23, 2015 (see Note 6), 187,500 founder shares were no longer subject to forfeiture.

Rights — Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all ordinary shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of rights will not receive any of such funds with respect to their rights, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such rights, and the rights will expire worthless. Further, there are no contractual penalties for failure to deliver securities to the holders of the rights upon consummation of a Business Combination. Additionally, in no event will the Company be required to net cash settle the rights. Accordingly, the rights may expire worthless.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015

(Unaudited)

Warrants — Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

The Company may call the warrants for redemption (excluding the Private Warrants but including any outstanding warrants issued upon exercise of the unit purchase option issued to EBC and/or its designees), in whole and not in part, at a price of $.01 per warrant:

●	at any time while the Public Warrants are exercisable,

●	upon not less than 30 days’ prior written notice of redemption to each Public Warrant holder,

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18.00 per share, for any 20 trading days within a 30 trading day period ending on the third business day prior to the notice of redemption to Public Warrant holders, and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

The Private Warrants will be identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except the Private Warrants will be exercisable for cash (even if a registration statement covering the ordinary shares issuable upon exercise of such Private Warrants is not effective) or on a cashless basis, at the holder’s option, and will not redeemable by the Company, in each case so long as they are still held by the initial shareholders or their affiliates. Additionally, EBC has agreed that it and its designees will not be permitted to exercise any Private Warrants underlying the Private Units after the five year anniversary of the effective date of the Initial Public Offering.

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of ordinary shares at a price below its exercise price. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pacific Special Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Zhengqi International Holding Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated on July 1, 2015 in the British Virgin Islands and formed for the purpose of consummating a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of our Initial Public Offering and the sale of Private Units that occurred simultaneously with the completion of our Initial Public Offering, our capital stock, debt or a combination of cash, stock and debt.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2015 were organizational activities and those necessary to prepare for the Initial Public Offering described below. Following the Initial Public Offering, we do not expect to generate any operating revenues until after the completion of our Business Combination. We will generate non-operating income in the form of interest income on cash and securities held after the Initial Public Offering, which we expect to be insignificant in view of the low interest rates on risk-free investments. There has been no significant change in our financial position and no material adverse change has occurred since the date of our audited financial statements included in our registration statement for the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from July 1 2015 (inception) through September 30, 2015, we had a net loss of $2,975 and incurred costs of $145,807 with regard to the Company’s Initial Public Offering which were classified as deferred offering costs on the Company’s condensed balance sheet at September 30, 2015.

The Company’s entire activity from July 1, 2015 (inception) through September 30, 2015, was in preparation for the Initial Public Offering, which was consummated on October 20, 2015. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 18 months from the closing of our Initial Public Offering.

Liquidity and Capital Resources

As of September 30, 2015, we had cash of $267,135 and a working capital deficit of $123,782. Until the consummation of the Initial Public Offering, the Company’s only source of liquidity was an initial purchase of ordinary shares by the sponsor, monies loaned by the sponsor under a certain unsecured promissory note and advances from the sponsor.

Subsequent to the quarterly period covered by this Quarterly Report, on October 20, 2015, we consummated the Initial Public Offering of 5,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 477,500 Private Units, of which 452,500 Private Units were purchased by our sponsor and 25,000 Private Units were purchased by EBC, in each case, at a price of $10.00 per Unit, generating gross proceeds of $4,775,000.

On October 23, 2015, the underwriters elected to fully exercise their over-allotment option to purchase 750,000 Units at a purchase price of $10.00 per Unit, generating gross proceeds of $7,500,000. In addition, on October 23, 2015, we consummated the sale of an additional 54,375 Private Units at a price of $10.00 per Unit, of which 45,171 Units were purchased by our sponsor and 9,204 Units were purchased by EBC, generating gross proceeds of $543,750.

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $59,800,000 was placed in the Trust Account and we had $722,827 of cash held outside of the Trust Account, after payment of all costs related to the Initial Public Offering and the exercise of the over-allotment option, and available for working capital purposes. We incurred $2,295,923 in Initial Public Offering related costs, including $1,868,750 of underwriting fees and $427,173 of Initial Public Offering Costs.

We intend to use substantially all of the net proceeds of the Initial Public Offering, including the funds held in the Trust Account, to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EBC for its services in connection with our Business Combination upon the consummation of such combination in an amount equal to $1,750,000. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. This belief is based on the fact that while we may begin preliminary due diligence of a target business in connection with an indication of interest, we intend to undertake in-depth due diligence, depending on the circumstances of the relevant prospective acquisition, only after we have negotiated and signed a letter of intent or other preliminary agreement that addresses the terms of our initial business combination. However, if our estimate of the costs of undertaking in-depth due diligence and negotiating our initial business combination is less than the actual amount necessary to do so, or the amount of interest available to use from the trust account is minimal as a result of the current interest rate environment, we may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. In this event, we could seek such additional capital through loans or additional investments from members of our management team, but such members of our management team are not under any obligation to advance funds to, or invest in, us. In the event that the Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Such loans would be evidenced by promissory notes. The notes would either be paid upon consummation of our Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of the notes may be converted upon consummation of our Business Combination into additional Private Units at a price of $10.00 per unit. The terms of such loans by our initial shareholders, officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of the Company’s Chairman a monthly fee of $10,000 for office space, utilities and secretarial support provided to the Company. We began incurring these fees on October 14, 2015 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any significant accounting policies.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All activity through September 30, 2015 relates to our formation and the preparation for our Initial Public Offering. We did not have any financial instruments that were exposed to market risks at September 30, 2015.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus dated October 14, 2015 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus dated October 14, 2015 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

In July 2015, our initial shareholders purchased an aggregate of 1,437,500 ordinary shares, for an aggregate offering price of $25,000, at an average purchase price of approximately $0.017 per share. The number of founder shares issued was determined based on the expectation that such founder shares would represent 20% of the outstanding shares upon completion of our Initial Public Offering. The founder shares are identical to the Public Shares sold in the Initial Public Offering, except that (1) the founder shares are subject to certain transfer restrictions, and (2) the initial shareholders have agreed (i) to waive their redemption rights with respect to their founder shares and Public Shares in connection with the consummation of a Business Combination and (ii) to waive their liquidation rights with respect to their founder shares if the Company fails to complete a Business Combination within the Combination Period. Such securities were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. Each purchaser is an accredited investor for purposes of Rule 501 of Regulation D.

Use of Proceeds

The Company received total gross proceeds of $62,818,750 from the sale of Units in the Public Offering (including Over-Allotment Units) and all related private placements on October 14, 2015 and October 20, 2015. A total of $59,800,000 of the net proceeds were placed in a Trust Account established for the benefit of the Company’s public stockholders. The Company incurred offering costs totaling approximately $2,295,923, consisting of $1,868,750 in underwriters’ fees, plus $427,173 of other cash expenses. We repaid our sponsor $300,000 in satisfaction of certain loans and advances. After completion of the above offerings and payment of related cash expenses, the Company had an available cash balance not held in the Trust Account of $722,827 as of October 20, 2015.

The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-206435). The SEC declared the registration statement effective on October 14, 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
*	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SPECIAL ACQUISITION CORP.

Date: November 30, 2015	By:	/s/ Zhouhong Peng
	Name:	Zhouhong Peng
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

