Form 10-Q
period 2015-12-31
Pacific Special Acquisition Corp.
filed 2016-02-16
CIK 1650575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of February 15, 2016, there were 7,719,375 shares of the Company’s ordinary shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Balance Sheet

As of December 31, 2015

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$620,865
Prepaid expenses and other current assets	106,654
Total Current Assets	727,519

Cash held in Trust Account	59,800,000

Total Assets	$60,527,519

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accrued Expenses	$44,800
Total Liabilities	44,800

Commitments and Contingencies
Ordinary shares subject to possible redemption, 5,334,876 shares at redemption value	55,482,718

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 2,384,499 shares issued and outstanding (excluding 5,334,876 shares subject to possible redemption)	5,065,209
Accumulated deficit	(65,208)
Total Shareholders’ Equity	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,527,519

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended December 31,	Six Months Ended December 31,
	2015	2015

Formation and operating costs	$62,232	$65,208
Net Loss	$(62,232)	$(65,208)

Weighted average shares outstanding, basic and diluted	2,286,267	1,765,302

Basic and diluted net loss per ordinary share	$(0.03)	$(0.04)

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Statement of Changes in Shareholders’ Equity

Six Months Ended December 31, 2015

(Unaudited)

	Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Deficit	Equity
Balance - July 1, 2015 (Inception)	-	$-	$-	$-
Issuance of ordinary shares	1,437,500	25,000	-	25,000

Sale of 5,000,000 Units, net of underwriter’s discount and offering expenses	5,000,000	47,947,827	-	47,947,827

Sale of 750,000 over-allotment Units to underwriters, net of underwriters discount and offering expenses	750,000	7,256,250	-	7,256,250

Sale of 531,875 Private Units	531,875	5,318,750	-	5,318,750

Ordinary shares subject to redemption	(5,334,876)	(55,482,718)	-	(55,482,718)

Unit purchase options issued to underwriters	-	100	-	100

Net loss	-	-	(65,208)	(65,208)
Balance – December 31, 2015	2,384,499	$5,065,209	$(65,208)	$5,000,001

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Statement of Cash Flows

Six Months Ended December 31, 2015

Cash Flows from Operating Activities:
Net loss	$(65,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(106,654)
Accrued expenses	44,800
Net cash used in operating activities	(127,062)

Cash Flows from Investing Activities:	(59,800,000)
Investment of cash in trust	(59,800,000)
Net cash used in investing activities

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	48,375,000
Proceeds from sale of Private Units	5,318,750
Proceeds from over-allotment Units, net of underwriting discounts paid	7,256,250
Proceeds from advances from related party	3,417
Repayment of advances from related party	(90,917)
Proceeds from promissory note – related party	300,000
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(339,673)
Proceeds from unit purchase option	100
Net cash provided by financing activities	60,547,927

Net Change in Cash and Cash Equivalents	620,865
Cash and Cash Equivalents - Beginning	-
Cash and Cash Equivalents - Ending	$620,865

Non-cash investing and financing activities:
Payment of offering costs through advances from related party	$87,500

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Pacific Special Acquisition Corp. (the “Company”) is an organized blank check company incorporated in the British Virgin Islands on July 1, 2015. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company intends to focus on businesses that have their primary operations located in Asia (with an emphasis on China).

At December 31, 2015, the Company had not yet commenced any operations. All activity through December 31, 2015 relates to the Company’s formation, its Initial Public Offering, which is described below, and identifying a target company for a Business Combination.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 477,500 Units (the “Private Units” and, with respect to the ordinary shares included in the Private Units, the “Private Shares”), of which 452,500 Private Units were purchased by the Company’s sponsor and 25,000 Private Units were purchased by EarlyBirdCapital, Inc. (“EBC”), in each case, at a price of $10.00 per Unit in a private placement, generating gross proceeds of $4,775,000, which is described in Note 4.

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

Transaction costs amounted to $2,295,923, consisting of $1,868,750 of underwriting fees and $427,173 of Initial Public Offering costs. In addition, following the closing of the Initial Public Offering, $722,827 of cash was held outside of the Trust Account (defined below) and was available for working capital purposes.

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

DECEMBER 31, 2015

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

Jian Tu, the President and Chairman of the Board of the Company has agreed that he will indemnify the Company to the extent necessary to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but only if such a vendor or prospective target business does not execute such a waiver. However, Mr. Tu may not be able to meet such obligation as the Company has not required Mr. Tu to retain any assets to provide for his indemnification obligations, nor has the Company taken any further steps to ensure that Mr. Tu will be able to satisfy any indemnification obligations that arise. Moreover, Mr. Tu will not be personally liable to the Company’s public shareholders if Mr. Tu should fail to satisfy his obligations under this agreement and instead will only be liable to the Company. The Company will seek to reduce the possibility that Mr. Tu will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Therefore, the distribution from the Trust Account to each holder of ordinary shares may be less than approximately $10.40 per share.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC and declared effective on October 14, 2015, as well as the Company’s Form 8-K, as filed with the SEC on October 26, 2015. The interim results for the period from July 1, 2015 (inception) through December 31, 2015 are not necessarily indicative of the results to be expected for the year ending June 30, 2016 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2015.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

Cash held in Trust Account

At December 31, 2015, the assets held in the Trust Account were held in cash.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2015, ordinary shares subject to possible redemption in the amount of $55,482,718 (or 5,334,876 shares), are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2015. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period ended December 31, 2015.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). As a result of the underwriters’ election to exercise their over-allotment option on October 23, 2015, 187,500 ordinary shares were no longer subject to forfeiture and are therefore included in the calculation of basic loss per share as of such date. Ordinary shares subject to possible redemption at December 31, 2015 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. At December 31, 2015, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2015, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Subsequent events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units at a purchase price of $10.00 per Unit, inclusive of 750,000 Over-allotment Units sold to the underwriters on October 23, 2015 upon the underwriters election to fully exercise their over-allotment option. Each Unit consists of one ordinary share, no par value, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each right will convert into one-tenth (1/10) of one ordinary share upon consummation of a Business Combination (see Note 7). Each warrant will entitle the holder to purchase one half of one ordinary share at an exercise price of $12.00 per whole share (see Note 7).

NOTE 4. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Company’s sponsor and EBC purchased an aggregate of 531,875 Private Units at $10.00 per Unit, of which 497,671 Private Units were purchased by the Company’s sponsor and 34,204 Private Units were purchased by EBC, generating gross proceeds of $5,318,750 in the aggregate. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except for the private warrants (“Private Warrants”), as described in Note 7. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to) until after the completion of a Business Combination.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

The 1,437,500 founder shares included an aggregate of up to 187,500 shares subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units). As a result of the underwriters’ election to fully exercise their over-allotment option, 187,500 founder shares are no longer subject to forfeiture.

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

Promissory Note - Related Party

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

Administrative Services Arrangement

The Company entered into an agreement with its Chairman whereby, commencing on October 20, 2015 through the earlier of the Company’s consummation of a Business Combination and its liquidation, an affiliate of the Chairman will make available to the Company certain general and administrative services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Chairman $10,000 per month for these services. As of December 31, 2015, the Company incurred $20,000 in fees for these services, which are included in accrued expenses in the accompanying balance sheet at December 31, 2015.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

Registration Rights

Pursuant to a registration rights agreement entered into on October 14, 2015, the holders of the majority of the founder shares and Private Units (and underlying securities) are entitled to registration rights. They are entitled to make up to three demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the consummation of a Business Combination. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until termination of the applicable lock-up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Unit Purchase Option

On October 20, 2015, the Company sold to EBC, for $100, an option to purchase up to a total of 400,000 Units exercisable at $10.00 per Unit (or an aggregate exercise price of $4,000,000) commencing on the later of the first anniversary of the effective date of the registration statement related to the Initial Public Offering and the consummation of a Business Combination. The unit purchase option may be exercised for cash or on a cashless basis, at the holder’s option, and expires five years from the effective date of the registration statement related to the Initial Public Offering. The Units issuable upon exercise of this option are identical to those offered in the Initial Public Offering. The Company accounted for the unit purchase option, inclusive of the receipt of $100 cash payment, as an expense of the Initial Public Offering resulting in a charge directly to shareholders’ equity. The Company estimated that the fair value of this unit purchase option was approximately $1,315,901 (or $3.29 per Unit) using the Black-Scholes option-pricing model. The fair value of the unit purchase option to be granted to the underwriters was estimated as of the date of grant using the following assumptions: (1) expected volatility of 35%, (2) risk-free interest rate of 1.40% and (3) expected life of five years. The option and such units purchased pursuant to the option, as well as the ordinary shares underlying such units, the rights included in such units, the ordinary shares that are issuable for the rights included in such units, the warrants included in such units, and the shares underlying such warrants, have been deemed compensation by FINRA and are therefore subject to a 180-day lock-up pursuant to Rule 5110(g)(1) of FINRA’s NASDAQ Conduct Rules. Additionally, the option may not be sold, transferred, assigned, pledged or hypothecated for a one-year period (including the foregoing 180-day period) following the date of Initial Public Offering except to any underwriter and selected dealer participating in the Initial Public Offering and their bona fide officers or partners. The option grants to holders demand and “piggy back” rights for periods of five and seven years, respectively, from the effective date of the registration statement with respect to the registration under the Securities Act of the securities directly and indirectly issuable upon exercise of the option. The Company will bear all fees and expenses attendant to registering the securities, other than underwriting commissions which will be paid for by the holders themselves.

The exercise price and number of units issuable upon exercise of the option may be adjusted in certain circumstances including in the event of a stock dividend, or the Company’s recapitalization, reorganization, merger or consolidation. However, the option will not be adjusted for issuances of ordinary shares at a price below its exercise price.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2015, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2015, there were 2,384,499 ordinary shares issued and outstanding (excluding 5,334,876 ordinary shares subject to possible redemption).

Rights - Each holder of a right will receive one-tenth (1/10) of one ordinary share upon consummation of a Business Combination, even if the holder of such right redeemed all ordinary shares held by him, her or it in connection with a Business Combination or an amendment to the Company’s Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities. No additional consideration will be required to be paid by a holder of rights in order to receive his, her or its additional ordinary shares upon consummation of a Business Combination as the consideration related thereto has been included in the Unit purchase price paid for by investors in the Initial Public Offering. The shares issuable upon exchange of the rights will be freely tradable (except to the extent held by affiliates of the Company). If the Company enters into a definitive agreement for a Business Combination in which the Company will not be the surviving entity, the definitive agreement will provide for the holders of rights to receive the same per share consideration the holders of the ordinary shares will receive in the transaction on an as-converted into ordinary share basis.

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

Warrants - Public Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Public Warrants. The Public Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the Initial Public Offering. No Public Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Public Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Public Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Public Warrants on a cashless basis. The Public Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(Unaudited)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2015 were organizational activities, those in connection with our Initial Public Offering and private placement described below and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low interest rates on risk-free investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and six months ended December 31, 2015, we had a net loss of $62,232 and $65,208, respectively, consisting of operating expenses.

Liquidity and Capital Resources

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

On October 23, 2015, the underwriters elected to fully exercise their over-allotment option to purchase 750,000 Over-allotment Units at a purchase price of $10.00 per Unit, generating gross proceeds of $7,500,000. In addition, on October 23, 2015, we consummated the sale of an additional 54,375 Private Units at a price of $10.00 per Unit, of which 45,171 Units were purchased by our sponsor and 9,204 Units were purchased by EBC, generating gross proceeds of $543,750.

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $59,800,000 was placed in the Trust Account and we had $722,827 of cash held outside of the Trust Account available for working capital purposes. We incurred $2,295,923 in Initial Public Offering related costs, including $1,868,750 of underwriting fees and $427,173 of Initial Public Offering Costs.

As of December 31, 2015, we had cash and securities held in the Trust Account of $59,800,000 consisting of cash. Interest income earned on the balance in the Trust Account may be available to us to pay taxes or for working capital purposes.

As of December 31, 2015, we had cash of $620,865 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a Business Combination and other general corporate uses. In addition, as of December 31, 2015, we had accrued expenses of $44,800.

For the period ended December 31, 2015, cash used in operating activities amounted to $127,062, mainly resulting from a net loss of $65,208 and an increase in our prepaid expenses. Included in our cash used in operating activities during the period ended December 31, 2015 are payment of our directors and officers liability insurance of $105,000 and transfer agent and trustee fees of $22,000.

We intend to use substantially all of the funds held in the Trust Account to acquire a target business or businesses and to pay our expenses relating thereto, including a fee payable to EBC for its services in connection with our Business Combination upon the consummation of such combination in an amount equal to $1,750,000. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of the Company’s Chairman a monthly fee of $10,000 for office space, utilities and secretarial support provided to the Company. We began incurring these fees on October 14, 2015 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation. In addition, we will pay each of our independent directors an annual retainer of $30,000 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and our liquidation.

Significant Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policies:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2015, ordinary shares subject to possible redemption in the amount of $55,482,718 (or 5,334,876 shares) are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The net proceeds of our Initial Public Offering and the sale of the Private Placement Shares held in the Trust Account may be invested only in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

On October 20, 2015, simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 477,500 Private Units, of which 452,500 Private Units were purchased by the Company’s sponsor and 25,000 Private Units were purchased by EBC, in each case, at a price of $10.00 per Unit in a private placement, generating gross proceeds of $4,775,000.

On October 23, 2015, the Company consummated the sale of an additional 54,375 Private Units at a price of $10.00 per Unit, of which 45,171 Units were purchased by the Company’s sponsor and 9,204 Units were purchased by EBC, generating gross proceeds of $543,750.

The above sales were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. No commissions were paid in connection with such sales.

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

PACIFIC SPECIAL ACQUISITION CORP.

Date: February 16, 2016	By:	/s/ Zhouhong Peng
	Name:	Zhouhong Peng
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)