Form 10-Q
period 2016-03-31
Pacific Special Acquisition Corp.
filed 2016-05-16
CIK 1650575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016, there were 7,719,375 shares, no par value, of the Company’s ordinary shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Balance Sheet

As of March 31, 2016

(Unaudited)

ASSETS
Current Assets
Cash and cash equivalents	$487,760
Prepaid expenses and other current assets	124,220
Total Current Assets	611,980

Cash and marketable securities held in Trust Account	59,865,561
Total Assets	$60,477,541

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$107,049
Total Liabilities	107,049

Commitments and Contingencies
Ordinary shares subject to possible redemption, 5,318,255 shares at redemption value	55,370,491

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-
Ordinary shares, no par value; unlimited shares authorized; 2,401,120 shares issued and outstanding (excluding 5,318,255 shares subject to possible redemption)	5,177,436
Accumulated deficit	(177,435)
Total Shareholders’ Equity	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,477,541

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended March 31,	Nine Months Ended March 31,
	2016	2016

Operating costs	$177,789	$242,996
Loss from operations	$(177,789)	$(242,996)

Other income:
Interest income	45,123	45,123
Unrealized gain on marketable securities held in Trust Account	20,438	20,438
Net Loss	$(112,228)	$(177,435)

Weighted average shares outstanding, basic and diluted(1)	2,384,499	1,970,948

Basic and diluted net loss per ordinary share	$(0.05)	$(0.09)

(1)     Excludes an aggregate of up to 5,318,255 shares subject to redemption at March 31, 2016.

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Statement of Cash Flows

Nine Months Ended March 31, 2016

(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(177,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(20,438)
Interest earned on marketable securities held in Trust Account	(45,123)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(124,220)
Accrued expenses and accounts payable	107,049
Net cash used in operating activities	(260,167)

Cash Flows from Investing Activities:
Principal deposited Trust Account	(59,800,000)
Net cash used in investing activities	(59,800,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	25,000
Proceeds from sale of Units, net of underwriting discounts paid	48,375,000
Proceeds from sale of Private Units	5,318,750
Proceeds from over-allotment Units, net of underwriting discounts paid	7,256,250
Proceeds from advances from related party	3,417
Repayment of advances from related party	(90,917)
Payment of offering costs	(339,673)
Proceeds from unit purchase option	100
Net cash provided by financing activities	60,547,927

Net Change in Cash and Cash Equivalents	487,760
Cash and Cash Equivalents - Beginning	-
Cash and Cash Equivalents - Ending	$487,760

Supplemental disclosure of non-cash investing and financing activities:
Payment of offering costs through advances from related party	$87,500
Change in value of ordinary shares subject to possible redemption	$(174,420)
Initial classification of ordinary shares subject to possible redemption	$55,544,911
Offering costs charged to additional paid in capital at initial public offering	$194,632

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

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

At March 31, 2016, the Company had not yet commenced any operations. All activity through March 31, 2016 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Company’s Initial Public Offering was declared effective on October 14, 2015. On October 20, 2015, the Company consummated the Initial Public Offering of 5,000,000 units (“Units” and, with respect to the ordinary shares included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $50,000,000, which is described in Note 3.

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

Following the closing of the Initial Public Offering on October 20, 2015, an amount of $52,000,000 ($10.40 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (c)(2), (c)(3) and (c)(4) of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

On October 23, 2015, EBC elected to fully exercise their over-allotment option to purchase 750,000 Units (the “Over-allotment Units”) at a purchase price of $10.00 per Unit, generating gross proceeds of $7,500,000. In addition, on October 23, 2015, the Company consummated the sale of an additional 54,375 Private Units at a price of $10.00 per Unit, of which 45,171 Units were purchased by the Company’s sponsor and 9,204 Units were purchased by EBC, generating gross proceeds of $543,750. Following the closing, an additional $7,800,000 of net proceeds ($10.40 per Unit) was placed in the Trust Account, resulting in $59,800,000 ($10.40 per Unit) held in the Trust Account.

Transaction costs amounted to $2,295,923, consisting of $1,868,750 of underwriting fees and $427,173 of Initial Public Offering costs. In addition, following the closing of the Initial Public Offering, $722,827 of cash was held outside of the Trust Account and was available for working capital purposes.

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

MARCH 31, 2016

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

MARCH 31, 2016

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

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's final prospectus as filed with the SEC and declared effective on October 14, 2015, as well as the Company’s Form 8-K, as filed with the SEC on October 26, 2015. The interim results for the period from July 1, 2015 (inception) through March 31, 2016 are not necessarily indicative of the results to be expected for the year ending June 30, 2016 or for any future interim periods.

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2016, cash and marketable securities held in the Trust Account consisted of $59,865,561 in United States Treasury Bills with a maturity date of 180 days or less.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period ended March 31, 2016.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 7). As a result of the underwriters’ election to exercise their over-allotment option on October 23, 2015, 187,500 ordinary shares were no longer subject to forfeiture and are therefore included in the calculation of basic loss per share as of such date. Ordinary shares subject to possible redemption at March 31, 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of warrants to ordinary shares and rights that convert into ordinary shares in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Subsequent events

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

Related Party Advances

The Company’s sponsor advanced the Company an aggregate of $90,917 to be used for the payment of costs related to the Initial Public Offering. The advances were non-interest bearing, unsecured and due on demand. The advances were repaid upon the consummation of the Initial Public Offering on October 20, 2015.

Administrative Services Arrangement

The Company entered into an agreement with its Chairman whereby, commencing on October 20, 2015 through the earlier of the Company’s consummation of a Business Combination and its liquidation, an affiliate of the Chairman will make available to the Company certain services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Chairman $10,000 per month for these services. For the nine months ended March 31, 2016, the Company incurred $50,000 in fees for these services, of which $20,000 are included in accrued expenses in the accompanying balance sheet at March 31, 2016.

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

NOTE 6. COMMITMENTS & CONTINGENCIES

Director Compensation

The Company will pay each of its independent directors an annual retainer of $30,000 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and the Company’s liquidation. As of March 31, 2016, the Company had accrued $50,000 of directors’ fees payable, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheet.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

NOTE 7. STOCKHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2016, there were 2,401,120 ordinary shares issued and outstanding (excluding 5,318,255 ordinary shares subject to possible redemption).

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2016

(Unaudited)

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2016 were organizational activities, those in connection with our Initial Public Offering and private placement described below and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low interest rates on risk-free investments. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three and nine months ended March 31, 2016, we had a net loss of $112,228 and $177,435, respectively, consisting of operating expenses.

Liquidity and Capital Resources

On October 20, 2015, we consummated the Initial Public Offering of 5,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 477,500 Private Units, of which 452,500 Private Units were purchased by our sponsor and 25,000 Private Units were purchased by EarlyBirdCapital, Inc. (“EBC”), in each case, at a price of $10.00 per Unit, generating gross proceeds of $4,775,000.

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

Following the Initial Public Offering and the exercise of the over-allotment option, a total of $59,800,000 was placed in the Trust Account, while the remaining funds of $722,827 were placed in an account outside of the Trust Account for working capital purposes. We incurred $2,295,923 in Initial Public Offering related costs, including $1,868,750 of underwriting fees and $427,173 of Initial Public Offering Costs.

As of March 31, 2016, we had marketable securities held in the Trust Account of $59,865,561, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes or for working capital purposes. Through March 31, 2016, we did not withdraw any funds from the interest earned on the trust account.

As of March 31, 2016, we had cash of $487,760 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of March 31, 2016, we had accounts payable and accrued expenses of $107,049.

For the period ended March 31, 2016, cash used in operating activities amounted to $260,167, mainly resulting from a net loss of $177,435, interest earned on the Trust Account of $45,123, unrealized gains on marketable securities of $20,438 and changes in our working capital of $17,171. Included in our cash used in operating activities during the period ended March 31, 2016 are payment of our directors and officers liability insurance of $105,000, payment of our 2016 NASDAQ annual fee of $55,000 and transfer agent and trustee fees of $22,000.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2016, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SPECIAL ACQUISITION CORP.

Date: May 16, 2016	By:	/s/ Zhouhong Peng
	Name:	Zhouhong Peng
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

