Form 10-Q
period 2016-09-30
Pacific Special Acquisition Corp.
filed 2016-11-14
CIK 1650575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, there were 7,719,375 shares, no par value, of the Company’s ordinary shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Balance Sheets

	September 30,	June 30,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$317,437	$461,889
Prepaid expenses and other current assets	61,946	86,874
Total Current Assets	379,383	548,763

Cash and marketable securities held in Trust Account	59,912,540	59,877,198
Total Assets	$60,291,923	$60,425,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$126,912	$180,320
Advance from related parties	121,636	90,000
Total Liabilities	248,548	270,320

Commitments and Contingencies
Ordinary shares subject to possible redemption, 5,282,690 and 5,296,589 shares at redemption value as of September 30, 2016 and June 30, 2016, respectively	55,043,374	55,155,640

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 2,436,685 and 2,422,786 shares issued and outstanding (excluding 5,282,690 and 5,296,589 shares subject to possible redemption) as of September 30, 2016 and June 30, 2016, respectively	5,504,553	5,392,287
Accumulated deficit	(504,552)	(392,286)
Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,291,923	$60,425,961

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended September 30,
	2016	2015

Operating costs	$147,608	$2,975
Loss from operations	$(147,608)	$(2,975)

Other income:
Interest income	22,412	-
Unrealized gain on marketable securities held in Trust Account	12,930	-
Net Loss	$(112,266)	$(2,975)

Weighted average shares outstanding, basic and diluted (1)	2,422,786	1,250,000

Basic and diluted net loss per ordinary share	$(0.05)	$(0.00)

(1)	Excludes an aggregate of up to 5,282,690 shares subject to redemption at September 30, 2016 and an aggregate of 187,500 shares held by the Sponsor that were subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full at September 30, 2015.

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Statement of Cash Flows

(Unaudited)

	Three Months Ended September 30,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(112,266)	$(2,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(12,930)	-
Interest earned on marketable securities held in Trust Account	(22,412)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	24,928	-
Accounts payable and accrued expenses	(53,408)	-
Net cash used in operating activities	(176,088)	(2,975)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	-	25,000
Proceeds from promissory note – related party	-	300,000
Proceeds from advances from related party	31,636	3,417
Payment of offering costs	-	(58,307)
Net cash provided by financing activities	31,636	270,110

Net Change in Cash and Cash Equivalents	(144,452)	267,135
Cash and Cash Equivalents - Beginning	461,889	-
Cash and Cash Equivalents - Ending	$317,437	$267,135

Supplemental disclosure of non-cash investing and financing activities:
Payment of offering costs through advances from related party	$-	$87,500
Change in value of ordinary shares subject to possible redemption	$112,266	$-

The accompanying notes are an integral part of the condensed financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

At September 30, 2016, the Company had not yet commenced any operations. All activity through September 30, 2016 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination.

The registration statement for the Initial Public Offering was declared effective on October 14, 2015. On October 20, 2015, the Company consummated the Initial Public Offering of 5,000,000 units (“Units” and, with respect to the ordinary shares included in the Units, the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $50,000,000, which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 477,500 Units (the “Private Units” and, with respect to the ordinary shares included in the Private Units, the “Private Shares”), of which 452,500 Private Units were purchased by the Company’s sponsor and 25,000 Private Units were purchased by EarlyBirdCapital, Inc. (“EBC”), in each case, at a price of $10.00 per Unit in a private placement, generating aggregate gross proceeds of $4,775,000, which is described in Note 5.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The Company’s sponsor, officers and directors (the “initial shareholders”) have agreed (a) to vote their founder shares (as defined in Note 6), Public Shares and Private Shares in favor of a Business Combination, (b) not to propose an amendment to the Company’s Memorandum and Articles of Association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting public shareholders with the opportunity to redeem their shares in conjunction with any such amendment; (c) not to redeem any shares (including the founder shares and Private Shares) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Memorandum and Articles of Association relating to shareholders’ rights of pre-Business Combination activity and (d) that the founder shares and Private Shares shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated.

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

Jian Tu, the President and Chairman of the Board of the Company, has agreed that he will indemnify the Company to the extent necessary to ensure that the proceeds in the Trust Account are not reduced by the claims of target businesses or claims of vendors or other entities that are owed money by the Company for services rendered or contracted for or products sold to the Company, but only if such a vendor or prospective target business does not execute such a waiver. However, Mr. Tu may not be able to meet such obligation as the Company has not required Mr. Tu to retain any assets to provide for his indemnification obligations, nor has the Company taken any further steps to ensure that Mr. Tu will be able to satisfy any indemnification obligations that arise. Moreover, Mr. Tu will not be personally liable to the Company’s public shareholders if Mr. Tu should fail to satisfy his obligations under this agreement and instead will only be liable to the Company. The Company will seek to reduce the possibility that Mr. Tu will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent auditors), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account. Therefore, the distribution from the Trust Account to each holder of ordinary shares may be less than approximately $10.40 per share.

NOTE 2. LIQUIDITY

As of September 30, 2016, the Company had $317,437 in its operating bank account, $59,912,540 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and working capital of $130,835. As of September 30, 2016, approximately $114,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations or fund its working capital requirements. Since inception, the Company has not withdrawn any interest income from the Trust Account.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Until the consummation of a Business Combination, the Company uses the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, structuring, negotiating and consummating the Business Combination, paying for public company expenses and annual outside directors fees.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (see Note 6).

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2016 as filed with the SEC on September 28, 2016, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of June 30, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The interim results for the three months ended September 30, 2016 are not necessarily indicative of the results to be expected for the year ending June 30, 2017 or for any future interim periods.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2016 and June 30, 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of September 30, 2016 and June 30, 2016, cash and marketable securities held in the Trust Account consisted of United States Treasury Bills with a maturity date of 180 days or less which are classified as trading securities.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of September 30, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period ended September 30, 2016.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 8). As a result of the underwriters’ election to exercise their over-allotment option on October 23, 2015, 187,500 ordinary shares were no longer subject to forfeiture and are therefore included in the calculation of basic loss per share as of such date. Ordinary shares subject to possible redemption at September 30, 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants included in the Units sold in the Initial Public Offering and the Private Units sold in the private placement to purchase an aggregate of 3,140,937 ordinary shares, (2) rights included in the Units sold in the Initial Public Offering and the Private Units sold in the private placement that convert into an aggregate of 628,187 ordinary shares and (3) 400,000 ordinary shares, warrants to purchase 200,000 ordinary shares and rights that convert into 40,000 ordinary shares underlying the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Company’s sponsor and EBC purchased an aggregate of 531,875 Private Units at $10.00 per Unit, of which 497,671 Private Units were purchased by the Company’s sponsor and 34,204 Private Units were purchased by EBC, generating gross proceeds of $5,318,750 in the aggregate. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except with respect to the warrants underlying the Private Units (“Private Warrants”), as described in Note 8. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to) until after the completion of a Business Combination.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

The 1,437,500 founder shares included an aggregate of up to 187,500 shares which were subject to forfeiture by the sponsor to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the initial shareholders would collectively own 20% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the sale of the Private Units). As a result of the underwriters’ election to fully exercise their over-allotment option, 187,500 founder shares are no longer subject to forfeiture.

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

Related Party Advances

As of September 30, 2016, certain members of the Company’s management incurred an aggregate of $121,636 of target identification expenses. These expenses have been paid by management on behalf of the Company and are therefore recorded as advances from related parties in the accompanying condensed balance sheet as of September 30, 2016. The advances are non-interest bearing, unsecured and due on demand.

Administrative Services Arrangement

The Company entered into an agreement with its Chairman whereby, commencing on October 20, 2015 through the earlier of the Company’s consummation of a Business Combination and its liquidation, an affiliate of the Chairman makes available to the Company certain services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Chairman $10,000 per month for these services. For the three months ended September 30, 2016 and 2015, the Company incurred $30,000 and $0, respectively, in fees for these services.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans, other than the interest on such proceeds that may be released for working capital purposes. Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $500,000 of notes may be converted upon consummation of a Business Combination into additional Private Units at a price of $10.00 per Unit (see Note 9).

NOTE 7. COMMITMENTS AND CONTINGENCIES

Director Compensation

The Company will pay each of its independent directors an annual retainer of $30,000 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and the Company’s liquidation. As of September 30, 2016 and June 30, 2016, the Company had accrued $82,500 and $80,000, respectively, of directors’ fees payable, which is included in accounts payable and accrued expenses in the accompanying condensed balance sheets.

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

SEPTEMBER 30, 2016

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

NOTE 8. STOCKHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At September 30, 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At September 30, 2016 and June 30, 2016, there were 2,436,685 and 2,422,786 ordinary shares issued and outstanding (excluding 5,282,690 and 5,296,589 ordinary shares subject to possible redemption).

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(Unaudited)

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except the Private Warrants are exercisable for cash (even if a registration statement covering the ordinary shares issuable upon exercise of such Private Warrants is not effective) or on a cashless basis, at the holder’s option, and will not redeemable by the Company, in each case so long as they are still held by the initial shareholders or their affiliates. Additionally, EBC has agreed that it and its designees will not be permitted to exercise any Private Warrants underlying the Private Units after the five year anniversary of the effective date of the Initial Public Offering.

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

NOTE 9. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the financial statements are issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On November 9, 2016, the sponsor loaned the Company $500,000 (“Convertible Promissory Note”) to be used for the Company’s expenses relating to investigating and selecting a target business and other working capital requirements. The Convertible Promissory Note is non-interest bearing and due on the earlier of: (i) April 20, 2017; or (ii) the date on which the Company consummates a Business Combination. The Convertible Promissory Note is convertible, in whole or in part, at the election of the sponsor, upon the consummation of Business Combination. Upon such election, the Convertible Promissory Note will convert into Private Units, at a price of $10.00 per Unit.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2016 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low interest rates on risk-free investments. We have incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and other expenses relating to our efforts to consummate a Business Combination.

For the three months ended September 30, 2016, we had a net loss of $112,266, mainly consisting of operating costs and target identification expenses of $147,607, offset by interest income on marketable securities held in our Trust Account of $22,412 and an unrealized gain on marketable securities held in our Trust Account of $12,930. For the three months ended September 30, 2015, we had a net loss of $2,975, mainly consisting of formation costs.

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

As of September 30, 2016, we had marketable securities held in the Trust Account of $59,912,540, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes or for working capital purposes. Through September 30, 2016, we did not withdraw any funds from the interest earned on the trust account.

As of September 30, 2016, we had cash of $317,437 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of September 30, 2016, we had accounts payable and accrued expenses of $126,912.

For the three months ended September 30, 2016, cash used in operating activities amounted to $176,088, mainly resulting from a net loss of $112,266, interest earned on the Trust Account of $22,412, unrealized gains on marketable securities of $12,930 and changes in our working capital of $28,480.

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

On November 9, 2016, the sponsor loaned us $500,000 to be used for expenses relating to investigating and selecting a target business and other working capital requirements. The Convertible Promissory Note is non-interest bearing and due on the earlier of: (i) April 20, 2017; or (ii) the date on which we consummate a Business Combination. The Convertible Promissory Note is convertible, in whole or in part, at the election of the sponsor, upon the consummation of Business Combination. Upon such election, the Convertible Promissory Note will convert into Private Units, at a price of $10.00 per Unit.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2016 and June 30, 1016, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended June 30, 2016 filed on September 28, 2016 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 9, 2016, the sponsor loaned the Company $500,000 to be used for the Company’s expenses relating to investigating and selecting a target business and other working capital requirements. The Convertible Promissory Note is non-interest bearing and due on the earlier of: (i) April 20, 2017; or (ii) the date on which the Company consummates a Business Combination. The Convertible Promissory Note is convertible, in whole or in part, at the election of the sponsor, upon the consummation of Business Combination. Upon such election, the Convertible Promissory Note will convert into Private Units, at a price of $10.00 per Unit.

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

PACIFIC SPECIAL ACQUISITION CORP.

Date: November 14, 2016	By:	/s/ Zhouhong Peng
	Name:	Zhouhong Peng
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

