Form 10-Q
period 2016-12-31
Pacific Special Acquisition Corp.
filed 2017-02-14
CIK 1650575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

As of February 13, 2017, there were 7,719,375 shares, no par value, of the Company’s ordinary shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Consolidated Balance Sheets

	December 31	June 30,
	2016	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$640,635	$461,889
Prepaid expenses and other current assets	27,518	86,874
Total Current Assets	668,153	548,763

Cash and marketable securities held in Trust Account	59,948,053	59,877,198
Total Assets	$60,616,206	$60,425,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$210,247	$180,320
Advance from related parties	154,820	90,000
Convertible promissory note – related party	500,000	-
Total Liabilities	865,067	270,320

Commitments and Contingencies
Ordinary shares subject to possible redemption, 5,251,530 and 5,296,589 shares at redemption value as of December 31, 2016 and June 30, 2016, respectively	54,751,138	55,155,640

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 2,462,317 and 2,422,786 shares issued and outstanding (excluding 5,251,530 and 5,296,589 shares subject to possible redemption) as of December 31, 2016 and June 30, 2016, respectively	5,796,789	5,392,287
Accumulated deficit	(796,788)	(392,286)
Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,616,206	$60,425,961

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

Operating costs	$327,749	$62,232	$475,357	$65,208
Loss from operations	$(327,749)	$(62,232)	$(475,357)	$(65,208)

Other income:
Interest income	37,928	-	60,340	-
Unrealized gain (loss) on marketable securities held in Trust Account	(2,415)	-	10,515	-
Net Loss	$(292,236)	$(62.232)	$(404,502)	$(65,208)

Weighted average shares outstanding, basic and diluted (1)	2,436,685	2,286,267	2,429,773	1,765,302

Basic and diluted net loss per ordinary share	$(0.12)	$(0.03)	$(0.17)	$(0.04)

(1)	Excludes an aggregate of up to 5,251,530 shares and 5,334,876 shares subject to redemption at December 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended December 31,
	2016	2015

Cash Flows from Operating Activities:
Net loss	$(404,502)	$(65,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(10,515)	-
Interest earned on marketable securities held in Trust Account	(60,340)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	59,356	(106,654)
Accounts payable and accrued expenses	29,927	44,800
Net cash used in operating activities	(386,074)	(127,062)

Cash Flows from Investing Activities:
Investment of cash in trust	-	(59,800,000)
Net cash used in investing activities	-	(59,800,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	-	25,000
Proceeds from sale of Units, net of underwriting discounts paid	-	48,375,000
Proceeds from sale of Private Units	-	5,318,750
Proceeds from over-allotment Units, net of underwriting discounts paid	-	7,256,250
Proceeds from advances from related party	64,820	3,417
Repayment of advances from related party	-	(90,917)
Proceeds from promissory note – related party	-	300,000
Repayment of promissory note – related party	-	(300,000)
Proceeds from convertible promissory note – related party	500,000	-
Payment of offering costs	-	(339,673)
Proceeds from unit purchase option		100
Net cash provided by financing activities	564,820	60,547,927

Net Change in Cash and Cash Equivalents	178,746	620,865
Cash and Cash Equivalents - Beginning	461,889	-
Cash and Cash Equivalents - Ending	$640,635	$620,865

Supplemental disclosure of non-cash investing and financing activities:
Payment of offering costs through advances from related party	$-	$87,500
Change in value of ordinary shares subject to possible redemption	$(404,502)	$(62,192)
Initial classification of ordinary shares subject to possible redemption	$-	$55,544,911

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Pacific Special Acquisition Corp. (the “Company”) is an organized blank check company incorporated in the British Virgin Islands on July 1, 2015. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). The Company has one wholly-owned subsidiary, PAAC Merger Subsidiary Limited, which was incorporated in the Cayman Islands on November 24, 2016 for the purpose of the transaction described in Note 8.

At December 31, 2016, the Company had not yet commenced any operations. All activity through December 31, 2016 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the pending acquisition of Borqs International Holding Corp. (“Borqs”) described in Note 8.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

NOTE 2. LIQUIDITY

As of December 31, 2016, the Company had $640,635 in its operating bank account, $59,948,053 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $196,914. As of December 31, 2016, approximately $148,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations or fund its working capital requirements. Since inception, the Company has not withdrawn any interest income from the Trust Account.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

As of December 31, 2016, the Company received an aggregate of $154,820 in advances from management and $500,000 in loans from the Company’s sponsor (see Note 6). The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (see Note 6).

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2016 as filed with the SEC on September 28, 2016, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of June 30, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The interim results for the six months ended December 31, 2016 are not necessarily indicative of the results to be expected for the year ending June 30, 2017 or for any future interim periods.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Unaudited)

Principles of Consolidation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2016 and June 30, 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of December 31, 2016 and June 30, 2016, cash and marketable securities held in the Trust Account consisted of United States Treasury Bills with a maturity date of 180 days or less which are classified as trading securities.

Ordinary shares subject to possible redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s consolidated balance sheet.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of December 31, 2016. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period ended December 31, 2016.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Unaudited)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). As a result of the underwriters’ election to exercise their over-allotment option on October 23, 2015, 187,500 ordinary shares were no longer subject to forfeiture and are therefore included in the calculation of basic loss per share as of such date. Ordinary shares subject to possible redemption at December 31, 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants included in the Units sold in the Initial Public Offering and the Private Units sold in the private placement to purchase an aggregate of 3,140,937 ordinary shares, (2) rights included in the Units sold in the Initial Public Offering and the Private Units sold in the private placement that convert into an aggregate of 628,187 ordinary shares and (3) 400,000 ordinary shares, warrants to purchase 200,000 ordinary shares and rights that convert into 40,000 ordinary shares underlying the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At December 31, 2016, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed consolidated balance sheet, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units at a purchase price of $10.00 per Unit, inclusive of 750,000 Over-allotment Units sold to the underwriters on October 23, 2015 upon the underwriters election to fully exercise their over-allotment option. Each Unit consists of one ordinary share, no par value, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each right will convert into one-tenth (1/10) of one ordinary share upon consummation of a Business Combination (see Note 9). Each warrant will entitle the holder to purchase one half of one ordinary share at an exercise price of $12.00 per whole share (see Note 9).

NOTE 5. PRIVATE PLACEMENT

Simultaneously with the Initial Public Offering, the Company’s sponsor and EBC purchased an aggregate of 531,875 Private Units at $10.00 per Unit, of which 497,671 Private Units were purchased by the Company’s sponsor and 34,204 Private Units were purchased by EBC, generating gross proceeds of $5,318,750 in the aggregate. The proceeds from the Private Units were added to the net proceeds from the Initial Public Offering held in the Trust Account. The Private Units are identical to the Units sold in the Initial Public Offering, except with respect to the warrants underlying the Private Units (“Private Warrants”), as described in Note 9. Additionally, the holders have agreed not to transfer, assign or sell any of the Private Units or underlying securities (except to certain permitted transferees and provided the transferees agree to the same terms and restrictions as the permitted transferees of the founder shares must agree to) until after the completion of a Business Combination.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Related Party Advances

As of December 31, 2016, certain members of the Company’s management incurred an aggregate of $154,820 of target identification expenses. These expenses have been paid by management on behalf of the Company and are therefore recorded as advances from related parties in the accompanying condensed consolidated balance sheet as of December 31, 2016. The advances are non-interest bearing, unsecured and due on demand. In January 2017, the terms of the advances were amended such that they will be payable upon the consummation of a Business Combination.

Administrative Services Arrangement

The Company entered into an agreement with its Chairman whereby, commencing on October 20, 2015 through the earlier of the Company’s consummation of a Business Combination and its liquidation, an affiliate of the Chairman makes available to the Company certain services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Chairman $10,000 per month for these services. For the six months ended December 31, 2016 and 2015, the Company incurred $60,000 and $20,000, respectively, in fees for these services. For the three months ended December 31, 2016 and 2015, the Company incurred $30,000 and $20,000, respectively, in fees for these services. Administrative fees of $20,000 and $50,000 are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet at December 31, 2016 and June 30, 2016, respectively.

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

On November 9, 2016, the sponsor loaned the Company $500,000 (“Convertible Promissory Note”) to be used for the Company’s expenses relating to investigating and selecting a target business and other working capital requirements. The Convertible Promissory Note is non-interest bearing and due on the earlier of: (i) April 20, 2017; or (ii) the date on which the Company consummates a Business Combination. The Convertible Promissory Note is convertible, in whole or in part, at the election of the sponsor, upon the consummation of Business Combination. Upon such election, the Convertible Promissory Note will convert into Private Units, at a price of $10.00 per Unit. In January 2017, the terms of the Convertible Promissory Note were amended such that the Convertible Promissory Note will be payable upon the consummation of a Business Combination.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Director Compensation

The Company will pay each of its independent directors an annual retainer of $30,000 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and the Company’s liquidation. As of December 31, 2016 and June 30, 2016, the Company paid $30,000 and $0, respectively, of directors’ fees and had accrued $75,000 and $80,000, respectively, of directors’ fees payable, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Unaudited)

Director’s Agreement

On January 10, 2017, the Company entered into an agreement (the “Director’s Agreement”) with the sponsor and David Boris, a director of the Company, pursuant to which Mr. Boris will act a special director to the Company’s Board of Directors in its efforts in closing the Merger with Borqs (see Note 8). The Director’s Agreement is effective December 23, 2016 and will continue until the earlier of (i) April 20, 2017, (ii) the closing date of the Merger or (iii) Mr. Boris’ resignation or removal as a director of the board or until his successor is duly elected and qualified. The Company will pay Mr. Boris a cash fee of $50,000 payable as follows: (i) $10,000 paid upon execution of the Director’s Agreement, and (ii) thereafter, $10,000 to be paid on a monthly basis; provided, that if any portion of the cash fee remains unpaid at the time the Merger is consummated, all such unpaid amounts will be paid at the closing of the Merger.

As additional compensation, as of December 23, 2016, the sponsor sold Mr. Boris 80,000 shares of the Company’s ordinary shares at a purchase price of $0.017 per share, provided, that a portion of the such shares are subject to forfeiture in the event that the Director’s Agreement is terminated for any reason prior to the date of consummation of the Merger (the “Separation Event”) as follows: (i) 75% will be forfeited if a Separation Event occurs before the one month anniversary of the date of the Director’s Agreement; (ii) 50% will be forfeited if a Separation Event occurs on or after the one month anniversary of the Director’s Agreement and prior to the two month anniversary of the Director’s Agreement; (iii) 25% will be forfeited if a Separation Event occurs on or after the three month anniversary of the Director’s Agreement and prior to the four month anniversary of the Director’s Agreement; and (iv) no shares will be forfeited from and after the four month anniversary of the Director’s Agreement.

The Company determined the fair value of the shares sold to Mr. Boris to be $800,000, or $10.00 per share, and will recognize this amount ratably over the service period to be provided.

As of December 31, 2016, the Company recorded $57,632 of expense, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Unaudited)

NOTE 8. MERGER AGREEMENT

On December 27, 2016, the Company entered into a Merger Agreement (the “Merger Agreement”) with Borqs International Holding Corp., an exempted company incorporated under the laws of the Cayman Islands with limited liability (“Borqs”), PAAC Merger Subsidiary Limited, an exempted company incorporated under the laws of the Cayman Islands with limited liability and a wholly-owned subsidiary of the Company (“Merger Sub”), Zhengqi International Holding Limited, a company incorporated in the British Virgin Islands, in the capacity as the representative from and after the Effective Time (as defined below) for the shareholders of the Company other than the shareholders of Borqs as of immediately prior to the Effective Time and their successors and assignees (the “Purchaser Representative”), Zhengdong Zou, in the capacity as the representative from and after the Effective Time for the shareholders of Borqs as of immediately prior to the Effective Time (the “Seller Representative”), and for certain limited purposes thereof, Zhengqi International Holding Limited, a company incorporated in the British Virgin Islands (the “Sponsor”).

Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Borqs, with Borqs continuing as the surviving entity (the “Merger”). As a result of the consummation of the Merger, at the effective time of the Merger (the “Effective Time”), and subject to the terms and conditions set forth in the Merger Agreement, the holders of Borqs issued and outstanding capital shares will receive ordinary shares of the Company (“Pacific Ordinary Shares”), the holders of Borqs issued and outstanding warrants will receive replacement warrants to acquire Pacific Ordinary Shares (“Replacement Warrants”), and the holders of Borqs issued and outstanding options will have their options assumed by the Company and will instead acquire Pacific Ordinary Shares upon exercise of such options (such options, the “Assumed Options”).

The total number of Pacific Ordinary Shares to be received by Borqs shareholders at the Effective Time (the “Merger Consideration Shares”) will be based on the adjusted equity valuation of Borqs as of the Closing, with such adjusted equity valuation divided by $10.40. The adjusted equity valuation of Borqs as of the Closing will be determined by starting with a base valuation of $303.0 million, deducting the amount of indebtedness (net of cash) of Borqs and its subsidiaries (Borqs and its subsidiaries, which term as used herein includes any variable interest entities through which Borqs operates in the People’s Republic of China, collectively, the “Target Companies”) as of the last business day before the Closing (but treating any amounts contingent upon the Closing as not being contingent) (the “Reference Time”), increasing such valuation to the extent that the net working capital (excluding indebtedness and cash) of the Target Companies as of the Reference Time is greater than $11.0 million or decreasing such valuation to the extent that the net working capital (excluding indebtedness and cash) of the Target Companies as of the Reference Time is less than $9.0 million, and increasing such valuation to the extent that the Company’s outside accounting and legal expenses incurred in connection with the negotiation, preparation and consummation of the Merger Agreement (but excluding any deferred initial public offering costs or costs incurred with any PIPE Investment (as defined below) or any costs incurred in connection with an extension of the Company’s deadline to consummate a business combination, if sought) exceed $1.0 million. The adjusted equity valuation will be determined by mutual agreement of Borqs and the Company based on estimates of the foregoing factors as of the Closing, without any post-Closing adjustments. Four percent (4%) of the Merger Consideration Shares (together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Escrow Shares” and, together with any other dividends, distributions or other income of the Escrow Shares, the “Escrow Property”) otherwise payable at the Closing will be held in a segregated escrow account (the “Escrow Account”) by an escrow agent to be mutually agreed upon by the Company and Borqs (the “Escrow Agent”) to cover any indemnification claims made on behalf of the Company or the other indemnified parties under the Merger Agreement. Each Borqs shareholder as of the Effective Time (each, a “Borqs Shareholder”) will receive its pro rata portion of the Merger Consideration Shares, less its pro rata portion of the Escrow Shares held in the Escrow Account, based on the number of Borqs shares held by such Borqs Shareholder (with any Borqs preferred shares treated on an as-converted into Borqs ordinary share basis), except that any Borqs Shareholder who exercises dissenters rights under Cayman Islands law will not be entitled to receive its pro rata share of the Merger Consideration Shares.

The Merger Agreement contains a number of customary representations and warranties made by the Company and Borqs solely for the benefit of the other, which in certain cases are qualified by the representing party’s knowledge, and/or by materiality or Material Adverse Effect (as defined in the Merger Agreement), and subject to other specified exceptions and qualifications contained in the Merger Agreement or in information provided pursuant to certain disclosure schedules to the Merger Agreement. The representations and warranties made by Borqs survive the Closing and continue until the 18 month anniversary of the Closing Date. The representations and warranties made by the Company do not survive the Closing.

Each party agreed in the Merger Agreement to use their commercially reasonable efforts to effect the Closing. The Merger Agreement also contains certain customary covenants by the parties during the period between the signing of the Merger Agreement and the earlier of the Closing or the termination of the Merger Agreement in accordance with its terms.

The parties also agreed that between the signing of the Merger Agreement and the Closing, the Company may enter into and consummate subscription agreements with investors for a private equity investment in the Company to purchase the Company’s share capital on terms and conditions mutually agreeable to the Company and Borqs (a “PIPE Investment”), and that if the Company elects to seek a PIPE Investment, the Company and Borqs will use their commercially reasonable efforts to cause such PIPE Investment to occur.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Unaudited)

The Company also agreed to certain covenants with respect to its obligations to file a proxy statement (the “Proxy Statement”) for an extraordinary general meeting of its shareholders to approve the Merger Agreement and the related transactions (the “Shareholder Meeting”), including to have its board of directors take actions to, and seek the approval of its shareholders at the Shareholder Meeting, if necessary, to, (i) amend the Company’s memorandum and articles of association in form and substance reasonably acceptable to the Company and Borqs to, among other matters, accommodate any PIPE Investment and change the name of the Company after the Closing to “Borqs Technologies, Inc.”, (ii) adopt a new equity incentive plan for the Company (the “Equity Plan”) in a form to be agreed by the Company and Borqs, which Equity Plan will provide for option awards for a number of Pacific Ordinary Shares equal to the difference between 13.5% of the number of Pacific Ordinary Shares issued and outstanding immediately after the Closing and the number of Pacific Ordinary Shares that are subject to the Assumed Options and (iii) structure the Company’s board of directors as described in the Merger Agreement.

From and after the closing, Borqs Shareholders and their respective successors and assigns are required to severally indemnify the Company, the Purchaser Representative and their respective affiliates and their respective officers, directors, managers, employees, successors and permitted assigns (each referred to with respect to claims as an indemnified party) from and against any losses from (a) the breach of any of Borqs’ representations and warranties, (b) the breach of any of Borqs’ covenants or the Company’s post-Closing covenants, (c) any actions by persons or entities who were holders of equity securities (including options, warrants, convertible securities or other rights) of any Target Company prior to the Closing arising out of the sale, purchase, termination, cancellation, expiration, redemption or conversion of any such securities or (d) any indebtedness of the Target Companies as of the Closing which were not taken into account in the adjusted equity valuation. Except for fraud-based claims, indemnification claims are subject to (i) a minimum claim amount, with all related claims, of $10,000, and (ii) an aggregate basket of $1,000,000 before any indemnification claims can be made, at which point all claims in excess of the minimum claim amount will be paid back to the first dollar. In any indemnification claims between the parties, the Purchaser Representative will represent the indemnified parties and the Seller Representative will represent the Borqs Shareholders.

The obligations of each party to consummate the Closing are subject to the satisfaction or waiver of customary conditions and closing deliverables, including, but not limited to, (1) the Company’s shareholders having approved the Merger Agreement and the related transactions (including the other matters for approval specific in the Proxy Statement) by the requisite vote at the Shareholder Meeting, (2) Borqs Shareholders having approved the Merger Agreement and related transactions by the requisite vote at a duly held meeting of Borqs Shareholders (although, at the time of the signing of the Merger Agreement, Borqs Shareholders representing the requisite vote of shareholders necessary to approve the Merger Agreement and related transactions provided written consents to Borqs and/or entered into voting agreements with the Company and Borqs to vote in favor of the Merger Agreement and related transactions), (3) any required governmental and third party approvals having been obtained and any antitrust waiting periods expired or terminated, (4) no law or order preventing the transactions, (5) the Company having net tangible assets of at $5,000,001 after giving effect to any redemptions of public shareholders required by the Company’s organizational documents and its Initial Public Offering prospectus (the “Redemption”) and taking into account and proceeds from any PIPE Investment, (6) the other party’s representations and warranties being true and correct as of the date of the Merger Agreement and as of the Closing, except as has not had or reasonably be expected to have a Material Adverse Effect on the other party, (7) the other party’s compliance with its covenants under the Merger Agreement in all material respects, and (8) no Material Adverse Effect shall have occurred with respect to the other party (or with respect to Borqs, its subsidiaries) since the date of the Merger Agreement.

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior the Closing, including among other reasons, (1) by either the Company or Borqs if the Closing has not occurred on or prior to April 20, 2017 (or, if the Company seeks and receives the approval of its shareholders to extend the deadline for the Company to consummate its Business Combination, the earlier of such extended date or July 20, 2017), (2) by either party for the other party’s uncured breach (subject to certain materiality qualifiers), (3) by the Company if there has been a Material Adverse Effect on Borqs or its subsidiaries after the date of the Merger Agreement which is uncured and continuing, or (4) by either the Company of Borqs if (A) the Company holds the Shareholder Meeting and it does not receive the requisite vote of its shareholders to approve the Merger Agreement and related transactions or (B) Borqs holds its shareholder meeting and it does not receive the requisite vote of its shareholders to approve the Merger Agreement and related transactions.

If the Merger Agreement is terminated by a party due to the other party’s material uncured breach, the breaching party shall pay to the terminating party as liquidated damages a termination fee of $5,000,000 (the “Termination Fee”). The Sponsor guaranteed the Company’s obligation to pay a Termination Fee in such circumstances. If the Merger Agreement is terminated, all further obligations of the parties under the Merger Agreement (except for, if applicable, the obligation to pay the Termination Fee and certain obligations related to confidentiality, public announcements and general provisions) will terminate, and no party to the Merger Agreement will have any further liability to any other party thereto except for liability for fraud or for, except in the case where the Termination Fee is paid, willful breach of the Merger Agreement prior to termination.

At the same time that the Merger Agreement was signed, the Company and Borqs entered into voting agreements (each, a “Voting Agreement”) with certain Borqs Shareholders. Under the Voting Agreement, the Borqs Shareholders party thereto generally agreed to vote all of their capital shares in Borqs in favor of the Merger Agreement and related transactions, to deliver the Closing deliverables required to be delivered by Borqs Shareholders under the Merger Agreement, to waive any dissenters’ rights and to otherwise take certain other actions in support of the Merger Agreement and related transactions.

At the Closing, each Borqs Shareholder and each holder of a Borqs warrant will enter into a Lock-Up Agreement with the Company and the Purchaser Representative (each, a “Lock-Up Agreement”), with respect to their Merger Consideration Shares and Replacement Warrants received in the Merger and any Pacific Ordinary Shares issuable upon the exercise of the Replacement Warrants.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Unaudited)

At the Closing, the Company will enter into a Registration Rights Agreement with the Borqs Shareholders and the holders of Borqs warrants and the Purchaser Representative (the “Registration Rights Agreement”). Under the Registration Rights Agreement, the Borqs Shareholders and warrant holders will have registration rights that will obligate the Company to register for resale under the Securities Act, all or any portion of their Merger Consideration Shares and Replacement Warrants (together with any securities of the Company issued as a dividend or distribution with respect thereto or in exchange therefor, the “Registrable Securities”), except that Registrable Securities that are subject to transfer restrictions in the Lock-Up Agreement or Escrow Shares held in the Escrow Account may not be requested to be registered or registered until 90 days before the end of the applicable transfer restrictions. Holders of a majority-in-interest of any class of Registrable Securities will be entitled under the Registration Rights Agreement to make a written demand for registration under the Securities Act of all or part of the their Registrable Securities, and other holders of the Registrable Securities will be entitled to join in such demand registration. Subject to certain exceptions, if any time after the Closing, the Company proposes to file a registration statement under the Securities Act with respect to its securities, under the Registration Rights Agreement, the Company shall give notice to the holders of the Registrable Securities as to the proposed filing and offer them an opportunity to register the sale of such number of Registrable Securities as requested by them in writing, subject to customary cut-backs. In addition, subject to certain exceptions, holders of Registrable Securities will be entitled under the Registration Rights Agreement to request in writing that the Company register the resale of any or all of such Registrable Securities on Form S-3 and any similar short-form registration that may be available at such time. Under the Registration Rights Agreement, the Company will agree to indemnify the holders of Registrable Securities and certain persons or entities related to them, such as their officers, directors, employees, agents and representatives against any losses or damages resulting from any untrue statement or omission of a material fact in any registration statement or prospectus pursuant to which they sell Registrable Securities, unless such liability arose from their misstatement or omission, and the holders of Registrable Securities, including Registrable Securities in any registration statement or prospectus, will agree to indemnify the Company and certain persons or entities related to the Company, such as its officers and directors and underwriters, against all losses caused by their misstatements or omissions in those documents.

At the Closing, certain specified Borqs Shareholders actively involved with Borqs management will enter into Non-Competition and Non-Solicitation Agreements in favor of the Company, Borqs and their respective successors and subsidiaries, and to which the Purchaser Representative is also a party thereunder, relating to the business of providing software and solutions for connected devices in the Internet of Things industry, and mobile communication services as a Mobile Virtual Network Operator as conducted by Borqs and to be conducted by Pacific and its subsidiaries after the Closing.

The Merger will be accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Borqs comprising the ongoing operations of the combined entity, Borqs’ senior management comprising the senior management of the combined company, and Borqs’ shareholders having a majority of the voting power of the combined company. Accordingly, for accounting purposes, the Merger will be treated as the equivalent of Borqs issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger will be those of Borqs.

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At December 31, 2016, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At December 31, 2016 and June 30, 2016, there were 2,462,317 and 2,422,786 ordinary shares issued and outstanding (excluding 5,257,058 and 5,296,589 ordinary shares subject to possible redemption).

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2016	June 30, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$59,948,053	$59,877,198

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are issued. Other than as described in Note 6, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pacific Special Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “sponsor” refer to Zhengqi International Holding Limited. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Recent Developments

On December 27, 2016, the Company entered into a Merger Agreement with Borqs, Merger Sub, Purchaser Representative, Seller Representative, and Sponsor. Pursuant to the Merger Agreement, subject to the terms and conditions set forth therein, at the Closing, Merger Sub will merge with and into Borqs, with Borqs continuing as the surviving entity. As a result of the consummation of the Merger, at Effective Time, and subject to the terms and conditions set forth in the Merger Agreement, the holders of Borqs issued and outstanding capital shares will receive Pacific Ordinary Shares, the holders of Borqs issued and outstanding warrants will receive Replacement Warrants, and the holders of Borqs issued and outstanding options will have their options assumed by the Company and will instead acquire Assumed Options.

The Merger Consideration Shares will be based on the adjusted equity valuation of Borqs as of the Closing, with such adjusted equity valuation divided by $10.40. The adjusted equity valuation of Borqs as of the Closing will be determined by starting with a base valuation of $303.0 million, deducting the amount of indebtedness (net of cash) of the Target Companies as of the Reference Time, increasing such valuation to the extent that the net working capital (excluding indebtedness and cash) of the Target Companies as of the Reference Time is greater than $11.0 million or decreasing such valuation to the extent that the net working capital (excluding indebtedness and cash) of the Target Companies as of the Reference Time is less than $9.0 million, and increasing such valuation to the extent that the Company’s outside accounting and legal expenses incurred in connection with the negotiation, preparation and consummation of the Merger Agreement (but excluding any deferred initial public offering costs or costs incurred with any PIPE Investment (as defined below) or any costs incurred in connection with an extension of the Company’s deadline to consummate a business combination, if sought) exceed $1.0 million. The adjusted equity valuation will be determined by mutual agreement of Borqs and the Company based on estimates of the foregoing factors as of the Closing, without any post-Closing adjustments. Four percent (4%) of the Merger Consideration Shares otherwise payable at the Closing will be held in an Escrow Account by an Escrow Agent to cover any indemnification claims made on behalf of the Company or the other indemnified parties under the Merger Agreement. Each Borqs shareholder as of the Effective Time will receive its pro rata portion of the Merger Consideration Shares, less its pro rata portion of the Escrow Shares held in the Escrow Account, based on the number of Borqs shares held by such Borqs Shareholder (with any Borqs preferred shares treated on an as-converted into Borqs ordinary share basis), except that any Borqs Shareholder who exercises dissenters rights under Cayman Islands law will not be entitled to receive its pro rata share of the Merger Consideration Shares.

The Merger Agreement contains a number of customary representations and warranties made by the Company and Borqs solely for the benefit of the other, which in certain cases are qualified by the representing party’s knowledge, and/or by materiality or Material Adverse Effect (as defined in the Merger Agreement), and subject to other specified exceptions and qualifications contained in the Merger Agreement or in information provided pursuant to certain disclosure schedules to the Merger Agreement. The representations and warranties made by Borqs survive the Closing and continue until the 18 month anniversary of the Closing Date. The representations and warranties made by the Company do not survive the Closing.

Each party agreed in the Merger Agreement to use their commercially reasonable efforts to effect the Closing. The Merger Agreement also contains certain customary covenants by the parties during the period between the signing of the Merger Agreement and the earlier of the Closing or the termination of the Merger Agreement in accordance with its terms.

The parties also agreed that between the signing of the Merger Agreement and the Closing, the Company may enter into and consummate subscription agreements with investors for a PIPE Investment, and that if the Company elects to seek a PIPE Investment, the Company and Borqs will use their commercially reasonable efforts to cause such PIPE Investment to occur.

The Company also agreed to certain covenants with respect to its obligations to file a Proxy Statement for a Shareholder Meeting, including to have its board of directors take actions to, and seek the approval of its shareholders at the Shareholder Meeting, if necessary, to, (i) amend the Company’s memorandum and articles of association in form and substance reasonably acceptable to the Company and Borqs to, among other matters, accommodate any PIPE Investment and change the name of the Company after the Closing to “Borqs Technologies, Inc.”, (ii) adopt a new equity incentive plan for the Company in a form to be agreed by the Company and Borqs, which Equity Plan will provide for option awards for a number of Pacific Ordinary Shares equal to the difference between 13.5% of the number of Pacific Ordinary Shares issued and outstanding immediately after the Closing and the number of Pacific Ordinary Shares that are subject to the Assumed Options and (iii) structure the Company’s board of directors as described in the Merger Agreement.

From and after the closing, Borqs Shareholders and their respective successors and assigns are required to severally indemnify the Company, the Purchaser Representative and their respective affiliates and their respective officers, directors, managers, employees, successors and permitted assigns (each referred to with respect to claims as an indemnified party) from and against any losses from (a) the breach of any of Borqs’ representations and warranties, (b) the breach of any of Borqs’ covenants or the Company’s post-Closing covenants, (c) any actions by persons or entities who were holders of equity securities (including options, warrants, convertible securities or other rights) of any Target Company prior to the Closing arising out of the sale, purchase, termination, cancellation, expiration, redemption or conversion of any such securities or (d) any indebtedness of the Target Companies as of the Closing which were not taken into account in the adjusted equity valuation. Except for fraud-based claims, indemnification claims are subject to (i) a minimum claim amount, with all related claims, of $10,000, and (ii) an aggregate basket of $1,000,000 before any indemnification claims can be made, at which point all claims in excess of the minimum claim amount will be paid back to the first dollar. In any indemnification claims between the parties, the Purchaser Representative will represent the indemnified parties and the Seller Representative will represent the Borqs Shareholders.

The obligations of each party to consummate the Closing are subject to the satisfaction or waiver of customary conditions and closing deliverables, including, but not limited to, (1) the Company’s shareholders having approved the Merger Agreement and the related transactions (including the other matters for approval specific in the Proxy Statement) by the requisite vote at the Shareholder Meeting, (2) Borqs Shareholders having approved the Merger Agreement and related transactions by the requisite vote at a duly held meeting of Borqs Shareholders (although, at the time of the signing of the Merger Agreement, Borqs Shareholders representing the requisite vote of shareholders necessary to approve the Merger Agreement and related transactions provided written consents to Borqs and/or entered into voting agreements with the Company and Borqs to vote in favor of the Merger Agreement and related transactions), (3) any required governmental and third party approvals having been obtained and any antitrust waiting periods expired or terminated, (4) no law or order preventing the transactions, (5) the Company having net tangible assets of at $5,000,001 after giving effect to any redemptions of public shareholders required by the Company’s organizational documents and its Initial Public Offering prospectus and taking into account and proceeds from any PIPE Investment, (6) the other party’s representations and warranties being true and correct as of the date of the Merger Agreement and as of the Closing, except as has not had or reasonably be expected to have a Material Adverse Effect on the other party, (7) the other party’s compliance with its covenants under the Merger Agreement in all material respects, and (8) no Material Adverse Effect shall have occurred with respect to the other party (or with respect to Borqs, its subsidiaries) since the date of the Merger Agreement.

The Merger Agreement may be terminated under certain customary and limited circumstances at any time prior the Closing, including among other reasons, (1) by either the Company or Borqs if the Closing has not occurred on or prior to April 20, 2017 (or, if the Company seeks and receives the approval of its shareholders to extend the deadline for the Company to consummate its Business Combination, the earlier of such extended date or July 20, 2017), (2) by either party for the other party’s uncured breach (subject to certain materiality qualifiers), (3) by the Company if there has been a Material Adverse Effect on Borqs or its subsidiaries after the date of the Merger Agreement which is uncured and continuing, or (4) by either the Company of Borqs if (A) the Company holds the Shareholder Meeting and it does not receive the requisite vote of its shareholders to approve the Merger Agreement and related transactions or (B) Borqs holds its shareholder meeting and it does not receive the requisite vote of its shareholders to approve the Merger Agreement and related transactions.

If the Merger Agreement is terminated by a party due to the other party’s material uncured breach, the breaching party shall pay to the terminating party as liquidated damages a termination fee of $5,000,000. The Sponsor guaranteed the Company’s obligation to pay a Termination Fee in such circumstances. If the Merger Agreement is terminated, all further obligations of the parties under the Merger Agreement (except for, if applicable, the obligation to pay the Termination Fee and certain obligations related to confidentiality, public announcements and general provisions) will terminate, and no party to the Merger Agreement will have any further liability to any other party thereto except for liability for fraud or for, except in the case where the Termination Fee is paid, willful breach of the Merger Agreement prior to termination.

At the same time that the Merger Agreement was signed, the Company and Borqs entered into voting agreements with certain Borqs Shareholders. Under the Voting Agreement, the Borqs Shareholders party thereto generally agreed to vote all of their capital shares in Borqs in favor of the Merger Agreement and related transactions, to deliver the Closing deliverables required to be delivered by Borqs Shareholders under the Merger Agreement, to waive any dissenters’ rights and to otherwise take certain other actions in support of the Merger Agreement and related transactions.

At the Closing, each Borqs Shareholder and each holder of a Borqs warrant will enter into a Lock-Up Agreement with the Company and the Purchaser Representative with respect to their Merger Consideration Shares and Replacement Warrants received in the Merger and any Pacific Ordinary Shares issuable upon the exercise of the Replacement Warrants.

At the Closing, the Company will enter into a Registration Rights Agreement with the Borqs Shareholders and the holders of Borqs warrants and the Purchaser Representative. Under the Registration Rights Agreement, the Borqs Shareholders and warrant holders will have registration rights that will obligate the Company to register for resale under the Securities Act, all or any portion of their Registrable Securities, except that Registrable Securities that are subject to transfer restrictions in the Lock-Up Agreement or Escrow Shares held in the Escrow Account may not be requested to be registered or registered until 90 days before the end of the applicable transfer restrictions. Holders of a majority-in-interest of any class of Registrable Securities will be entitled under the Registration Rights Agreement to make a written demand for registration under the Securities Act of all or part of the their Registrable Securities, and other holders of the Registrable Securities will be entitled to join in such demand registration. Subject to certain exceptions, if any time after the Closing, the Company proposes to file a registration statement under the Securities Act with respect to its securities, under the Registration Rights Agreement, the Company shall give notice to the holders of the Registrable Securities as to the proposed filing and offer them an opportunity to register the sale of such number of Registrable Securities as requested by them in writing, subject to customary cut-backs. In addition, subject to certain exceptions, holders of Registrable Securities will be entitled under the Registration Rights Agreement to request in writing that the Company register the resale of any or all of such Registrable Securities on Form S-3 and any similar short-form registration that may be available at such time. Under the Registration Rights Agreement, the Company will agree to indemnify the holders of Registrable Securities and certain persons or entities related to them, such as their officers, directors, employees, agents and representatives against any losses or damages resulting from any untrue statement or omission of a material fact in any registration statement or prospectus pursuant to which they sell Registrable Securities, unless such liability arose from their misstatement or omission, and the holders of Registrable Securities, including Registrable Securities in any registration statement or prospectus, will agree to indemnify the Company and certain persons or entities related to the Company, such as its officers and directors and underwriters, against all losses caused by their misstatements or omissions in those documents.

At the Closing, certain specified Borqs Shareholders actively involved with Borqs management will enter into Non-Competition and Non-Solicitation Agreements in favor of the Company, Borqs and their respective successors and subsidiaries, and to which the Purchaser Representative is also a party thereunder, relating to the business of providing software and solutions for connected devices in the Internet of Things industry, and mobile communication services as a Mobile Virtual Network Operator as conducted by Borqs and to be conducted by Pacific and its subsidiaries after the Closing.

The Merger will be accounted for as a reverse merger in accordance with GAAP. Under this method of accounting, the Company will be treated as the “acquired” company for financial reporting purposes. This determination was primarily based on Borqs comprising the ongoing operations of the combined entity, Borqs’ senior management comprising the senior management of the combined company, and Borqs’ shareholders having a majority of the voting power of the combined company. Accordingly, for accounting purposes, the Merger will be treated as the equivalent of Borqs issuing stock for the net assets of the Company, accompanied by a recapitalization. The net assets of the Company will be stated at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Merger will be those of Borqs.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2016 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low interest rates on risk-free investments. We have incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and other expenses relating to our efforts to consummate a Business Combination.

For the three and six months ended December 31, 2016, we had a net loss of $292,236 and $404,502, respectively, mainly consisting of operating costs, target identification expenses and expenses related to the Merger with Borqs of $327,749 and $475,357, respectively, offset by interest income on marketable securities held in our Trust Account of $37,928 and $60,340, respectively, and an unrealized gain (loss) on marketable securities held in our Trust Account of ($2,145) and $10,515, respectively.

For the three and six months ended December 31, 2015, we had a net loss of $62,232 and $65,208, respectively, mainly consisting of operating expenses.

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

As of December 31, 2016, we had marketable securities held in the Trust Account of $59,948,053, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes or for working capital purposes. Through December 31, 2016, we did not withdraw any funds from the interest earned on the trust account.

As of December 31, 2016, we had cash of $640,635 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of December 31, 2016, we had accounts payable and accrued expenses of $210,247.

For the six months ended December 31, 2016, cash used in operating activities amounted to $386,074, mainly resulting from a net loss of $404,502, interest earned on the Trust Account of $60,340, an unrealized gain on marketable securities of $10,515 and changes in our working capital of $89,283.

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

On November 9, 2016, the sponsor loaned us $500,000 to be used for expenses relating to investigating and selecting a target business and other working capital requirements. The Convertible Promissory Note is non-interest bearing and due on the earlier of: (i) April 20, 2017; or (ii) the date on which we consummate a Business Combination. The Convertible Promissory Note is convertible, in whole or in part, at the election of the sponsor, upon the consummation of Business Combination. Upon such election, the Convertible Promissory Note will convert into Private Units, at a price of $10.00 per Unit. In January 2017, the terms of the Convertible Promissory Note were amended such that the Convertible promissory Note will be payable upon the consummation of a Business Combination.

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

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than an agreement to pay an affiliate of the Company’s Chairman a monthly fee of $10,000 for office space, utilities and secretarial support provided to the Company. We began incurring these fees on October 14, 2015 and will continue to incur these fees monthly until the earlier of the completion of the Business Combination and the Company’s liquidation. In addition, we will pay each of our independent directors an annual retainer of $30,000 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and our liquidation. We are also obligated to pay one of our directors a cash fee of $50,000 under a Director’s Agreement for services to be provided in connection with the Merger with Borqs.

Significant Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policy:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2016 and June 30, 1016, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheet.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description
10.1	Convertible Promissory Note between Pacific Special Acquisition Corp. and Zhengqi International Holding Limited dated November 9, 2016
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PACIFIC SPECIAL ACQUISITION CORP.

Date: February 14, 2017	By:	/s/ Zhouhong Peng
	Name:	Zhouhong Peng
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

