Form 10-Q
period 2017-03-31
Pacific Special Acquisition Corp.
filed 2017-05-16
CIK 1650575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒     No ☐

As of May 12, 2017, there were 7,065,379 shares, no par value, of the Company’s ordinary shares issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Consolidated Balance Sheets

	March 31	June 30,
	2017	2016
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$396,469	$461,889
Prepaid expenses and other current assets	48,932	86,874
Total Current Assets	445,401	548,763

Cash and marketable securities held in Trust Account	59,820,531	59,877,198
Total Assets	$60,265,932	$60,425,961

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$199,228	$180,320
Advance from related parties	229,061	90,000
Convertible promissory note – related party	500,000	-
Total Liabilities	928,289	270,320

Commitments and Contingencies
Ordinary shares subject to possible redemption, 5,222,980 and 5,296,589 shares at redemption value as of March 31, 2017 and June 30, 2016, respectively	54,337,642	55,155,640

Shareholders’ Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding	-	-
Ordinary shares, no par value; unlimited shares authorized; 2,496,395 and 2,422,786 shares issued and outstanding (excluding 5,222,980 and 5,296,589 shares subject to possible redemption) as of March 31, 2017 and June 30, 2016, respectively	6,874,725	5,392,287
Accumulated deficit	(1,874,724)	(392,286)
Total Shareholders’ Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$60,265,932	$60,425,961

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016

Operating costs	$1,135,407	$177,789	$1,610,764	$242,996
Loss from operations	$(1,135,407)	$(177,789)	$(1,610,764)	$(242,996)

Other income:
Interest income	52,376	45,123	112,716	45,123
Unrealized gain on marketable securities held in Trust Account	5,095	20,438	15,610	20,438
Net Loss	$(1,077,936)	$(112,228)	$(1,482,438)	$(177,435)

Weighted average shares outstanding, basic and diluted (1)	2,467,845	2,384,499	2,442,325	1,970,948

Basic and diluted net loss per ordinary share	$(0.44)	$(0.05)	$(0.61)	$(0.09)

(1)	Excludes an aggregate of up to 5,222,980 shares and 5,318,255 shares subject to redemption at March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended March 31,
	2017	2016

Cash Flows from Operating Activities:
Net loss	$(1,482,438)	$(177,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized gain on marketable securities held in Trust Account	(15,610)	(20,438)
Interest earned on marketable securities held in Trust Account	(112,716)	(45,123)
Non-cash compensation expense	664,440	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	37,942	(124,220)
Accounts payable and accrued expenses	18,908	107,049
Net cash used in operating activities	(889,474)	(260,167)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	184,993	-
Investment of cash in Trust Account	-	(59,800,000)
Net cash provided by (used in) investing activities	184,993	(59,800,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	-	25,000
Proceeds from sale of Units, net of underwriting discounts paid	-	48,375,000
Proceeds from sale of Private Units	-	5,318,750
Proceeds from over-allotment Units, net of underwriting discounts paid	-	7,256,250
Proceeds from advances from related party	139,061	3,417
Repayment of advances from related party	-	(90,917)
Proceeds from convertible promissory note – related party	500,000	-
Payment of offering costs	-	(339,673)
Proceeds from unit purchase option		100
Net cash provided by financing activities	639,061	60,547,927

Net Change in Cash and Cash Equivalents	(65,420)	487,760
Cash and Cash Equivalents - Beginning	461,889	-
Cash and Cash Equivalents - Ending	$396,469	$487,760

Supplemental disclosure of non-cash investing and financing activities:
Payment of offering costs through advances from related party	$-	$87,500
Change in value of ordinary shares subject to possible redemption	$817,998	$(174,420)
Initial classification of ordinary shares subject to possible redemption	$-	$55,544,911
Offering costs charged to additional paid in capital at initial public offering	$-	$194,632

The accompanying notes are an integral part of the condensed consolidated financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

At March 31, 2017, the Company had not yet commenced any operations. All activity through March 31, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the pending acquisition of Borqs International Holding Corp. (“Borqs”) described in Note 8.

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

On April 19, 2017, the Company’s shareholder’s approved to extend the period of time for which the Company is required to consummate a Business Combination until August 21, 2017 (the “Extension Amendment”). The number of ordinary shares presented for redemption in connection with the Extension Amendment was 653,996. The Company paid cash in the aggregate amount of $6,801,558, or approximately $10.40 per share, to redeeming shareholders. In addition, the Company’s sponsor has agreed to contribute $0.03 per share to the Trust Account for each Public Share that was not redeemed in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from April 20, 2017 through August 21, 2017. To date, the Company’s sponsor has contributed an aggregate of $153,000 into the Company’s Trust Account (the “Contribution”).

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

The Company will provide its shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations or working capital requirements). In such case, the Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the outstanding shares voted are voted in favor of the Business Combination. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (“SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. Notwithstanding the foregoing, a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the ordinary shares sold in the Initial Public Offering without the Company’s prior written consent.

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

In connection with the Extension Amendment approved by the Company’s shareholders on April 19, 2017, the Company has until August 21, 2017 (the “Combination Period”) to complete a Business Combination. However, if the Company is unable to complete a Business Combination by the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than five business days thereafter, redeem 100% of the outstanding Public Shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirements of applicable law.

In connection with the redemption of 100% of the Company’s outstanding Public Shares for a portion of the funds held in the Trust Account, each holder will receive a full pro rata portion of the amount then in the Trust Account, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company for its working capital requirements or necessary to pay the Company’s taxes payable. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the Initial Public Offering price per Unit.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 2. LIQUIDITY

As of March 31, 2017, the Company had $396,469 in its operating bank account, $59,820,531 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $482,888. As of March 31, 2017, approximately $21,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations or fund its working capital requirements. Since inception, the Company has withdrawn approximately $185,000 of interest income from the Trust Account in order to fund working capital requirements.

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

As of March 31, 2017, the Company received an aggregate of $229,061 in advances from management and $500,000 in loans from the Company’s sponsor (see Note 6). The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (see Note 6).

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

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended June 30, 2016 as filed with the SEC on September 28, 2016, which contains the audited financial statements and notes thereto, together with Management’s Discussion and Analysis. The financial information as of June 30, 2016 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. The interim results for the nine months ended March 31, 2017 are not necessarily indicative of the results to be expected for the year ending June 30, 2017 or for any future interim periods.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2017 and June 30, 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of March 31, 2017 and June 30, 2016, cash and marketable securities held in the Trust Account consisted of United States Treasury Bills with a maturity date of 180 days or less which are classified as trading securities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of March 31, 2017. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the period ended March 31, 2017.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. Weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). As a result of the underwriters’ election to exercise their over-allotment option on October 23, 2015, 187,500 ordinary shares were no longer subject to forfeiture and are therefore included in the calculation of basic loss per share as of such date. Ordinary shares subject to possible redemption at March 31, 2017 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants included in the Units sold in the Initial Public Offering and the Private Units sold in the private placement to purchase an aggregate of 3,140,937 ordinary shares, (2) rights included in the Units sold in the Initial Public Offering and the Private Units sold in the private placement that convert into an aggregate of 628,187 ordinary shares and (3) 400,000 ordinary shares, warrants to purchase 200,000 ordinary shares and rights that convert into 40,000 ordinary shares underlying the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At March 31, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

Related Party Advances

As of March 31, 2017, certain members of the Company’s management incurred an aggregate of $229,061 of target identification expenses. These expenses have been paid by management on behalf of the Company and are therefore recorded as advances from related parties in the accompanying condensed consolidated balance sheet as of March 31, 2017. The advances are non-interest bearing, unsecured and are payable upon the consummation of a Business Combination.

Administrative Services Arrangement

The Company entered into an agreement with its Chairman whereby, commencing on October 20, 2015 through the earlier of the Company’s consummation of a Business Combination and its liquidation, an affiliate of the Chairman makes available to the Company certain services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Chairman $10,000 per month for these services. For the nine months ended March 31, 2017 and 2016, the Company incurred $90,000 and $50,000, respectively, in fees for these services. For the three months ended March 31, 2017 and 2016, the Company incurred $30,000 and $30,000, respectively, in fees for these services. Administrative fees of $50,000 and $20,000 are included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets at March 31, 2017 and June 30, 2016, respectively.

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

On November 9, 2016, the sponsor loaned the Company $500,000 (“Convertible Promissory Note”) to be used for the Company’s expenses relating to investigating and selecting a target business and other working capital requirements. The Convertible Promissory Note, as amended in January 2017, is non-interest bearing and is payable upon the consummation of a Business Combination. The Convertible Promissory Note is convertible, in whole or in part, at the election of the sponsor, upon the consummation of Business Combination. Upon such election, the Convertible Promissory Note will convert into Private Units, at a price of $10.00 per Unit. On April 25, 2017, the sponsor loaned the Company an additional $153,000 to fund the Extension Amendment (see Note 11).

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 7. COMMITMENTS AND CONTINGENCIES

Director Compensation

The Company will pay each of its independent directors an annual retainer of $30,000 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and the Company’s liquidation. As of March 31, 2017 and June 30, 2016, the Company paid $90,000 and $0, respectively, of directors’ fees and had accrued $37,500 and $80,000, respectively, of directors’ fees payable, which is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheets.

Director’s Agreement

On January 10, 2017, the Company entered into an agreement (the “Director’s Agreement”) with the sponsor and David Boris, a director of the Company, pursuant to which Mr. Boris will act as a special director to the Company’s Board of Directors in its efforts in closing the Merger with Borqs (see Note 8). The Director’s Agreement is effective December 23, 2016 and will continue until the earlier of (i) April 20, 2017, (ii) the closing date of the Merger or (iii) Mr. Boris’ resignation or removal as a director of the board or until his successor is duly elected and qualified. The Company will pay Mr. Boris a cash fee of $50,000 payable as follows: (i) $10,000 paid upon execution of the Director’s Agreement, and (ii) thereafter, $10,000 to be paid on a monthly basis; provided, that if any portion of the cash fee remains unpaid at the time the Merger is consummated, all such unpaid amounts will be paid at the closing of the Merger.

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

The Company determined the fair value of the shares sold to Mr. Boris to be $800,000, or $10.00 per share, which is being recognized ratably as non-cash compensation expense over the service period provided.

As of March 31, 2017, the Company recorded $705,992 of compensation expense. At March 31, 2017, $11,552 is included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

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

MARCH 31, 2017

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

On May 10, 2017, the Company, the Purchaser Representative, the Seller Representative and Borqs entered into a First Amendment to the Merger Agreement (the “Amendment”) to amend certain of the terms of the Merger Agreement. The Amendment (i) reduces the base value of the merger consideration to be received by Borqs shareholders from $303.0 million to $270.0 million, (ii) provides that a number of the Pacific Ordinary Shares otherwise to be received by Borqs shareholders as merger consideration, between 2,352,285 and 3,846,154 shares (the “Earnout Shares”), will be contingent, deposited in escrow and subject to a earnout based on the consolidated net income of the Company and its subsidiaries, subject to certain adjustments (the “Adjusted Net Income”), for the twelve month period from July 1, 2017 to June 30, 2018 (the “Earnout Period”), and (iii) revises the indemnity escrow so that 4% of the shares due to the Borqs shareholders as merger consideration at the Closing (excluding for the purposes of such calculation any Earnout Shares) are deposited into the indemnity escrow at the Closing. The exact number of Earnout Shares will be based on the aggregate of the funds left in the Company’s Trust Account after redemptions in connection with the Merger and the proceeds from the private placement to be conducted by the Company prior to the Closing (the “Closing Proceeds”), with there being 2,352,285 Earnout Shares if the Closing Proceeds are $24.0 million and the number of Earnout Shares increasing on a linear sliding scale, up to 3,846,154 Earnout Shares if the Closing Proceeds are $57.5 million. In order for the Borqs shareholders to receive the full Earnout Shares, the Company will need to achieve at least $20.0 million in Adjusted Net Income during the Earnout Period, and if the Adjusted Net Income is greater than $18.0 million but less than $20.0 million, the Borqs shareholders will receive a pro-rated amount of the Earnout Shares on a sliding scale with zero Earnout Shares earned at $18.0 million in Adjusted Net Income and the full Earnout Shares earned at $20.0 million in Adjusted Net Income. In consideration of entering into the Backstop and Subscription Agreement, as described below, the Sponsor will be entitled to receive 2,352,285 of the Earnout Shares (the “Backstop Guarantee Shares”) if they are not earned by the Borqs shareholders, or a proportionate number of shares if the earnout is only partially earned by the Borqs shareholders. Any additional Earnout Shares in excess of the 2,352,285 Backstop Guarantee Shares (the “Net Income Shares”), to the extent not earned by Borqs shareholders, will be forfeited, returned to the Company and cancelled. The Backstop Guarantee Shares will be issued at the Closing in the name of the Sponsor and deposited in escrow, and while held in escrow, the Sponsor will be entitled to all voting rights and dividend rights (other than equity securities paid as dividends) with respect to such shares. Any portion of the Backstop Guarantee Shares that are earned by the Borqs shareholders will be forfeited by the Sponsor and the Company will issue new equivalent shares to the Borqs shareholders, with 4% of such newly-issued shares being added to the existing indemnity escrow until the ultimate release of the indemnity escrow pursuant to the terms of the Merger Agreement governing the indemnity escrow. The Net Income Shares will be issued at the Closing in the name of the Borqs shareholders and deposited in escrow, and while held in escrow, the Borqs shareholders will be entitled to all voting rights and dividend rights (other than equity securities paid as dividends) with respect to such shares. If released to the Borqs shareholders at the end of the Earnout Period, 4% of the Net Income Shares will be retained by the escrow agent and added to the existing indemnity escrow until the ultimate release of the indemnity escrow pursuant to the terms of the Merger Agreement governing the indemnity escrow. Additionally, the parties in the Amendment agreed that the amendment to the Company’s amended and restated memorandum and articles of association as contemplated by the Merger Agreement will include certain additional requirements with respect to any acquisition of a business or entity from a third party by the Company or its subsidiaries during the Earnout Period, including by merger, consolidation, acquisition of stock or assets, or any other form of business combination, of any entity or any division thereof, or any material amount of assets outside the ordinary course of business during the Earnout Period.

In connection with the execution of the Amendment, on May 11, 2017, the Company and the Sponsor entered into a Backstop and Subscription Agreement (the “Backstop Agreement”), pursuant to which the Sponsor agreed to purchase up to $24.0 million of Pacific Ordinary Shares through (i) open market or privately negotiated transactions with third parties (with the Sponsor not obligated to pay a price of greater than $10.40 per share), (ii) a private placement at a price of $10.40 per share with consummation to occur concurrently with that of the Business Combination or (iii) a combination thereof, in order to ensure that there is at least $24.0 million in Closing Proceeds (the “Backstop Commitment”), although the Sponsor is entitled, at its sole election, to purchase additional Pacific Ordinary Shares in excess of such $24.0 million Closing Proceeds requirement, up to $24.0 million purchased in total in connection with the Backstop Agreement. As consideration for the Backstop Commitment, the Sponsor will be entitled to receive the Backstop Guarantee Shares subject to the terms and conditions of the Amendment, as described above. In connection with the Backstop Agreement, at the Closing, the Company and the Sponsor will enter into a registration rights agreement, in a form to be agreed, with respect to the shares purchased in connection with the Backstop Agreement and any Backstop Guarantee Shares released from escrow to and retained by the Sponsor. If the Sponsor assigns all or a portion of its obligations under the Backstop Agreement to investors that are qualified institutional buyers or institutional accredited investors, such assignees will take a proportionate share of the Sponsor’s rights with respect to the Backstop Guarantee Shares and proportionate rights under the registration rights agreement contemplated by the Backstop Agreement.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At March 31, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At March 31, 2017 and June 30, 2016, there were 2,496,395 and 2,422,786 ordinary shares issued and outstanding (excluding 5,222,980 and 5,296,589 ordinary shares subject to possible redemption).

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2017 and June 30, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2017	June 30, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$59,820,531	$59,877,198

NOTE 11. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On April 19, 2017, the Company’s shareholders approved the Extension Amendment. The number of ordinary shares presented for redemption in connection with the Extension Amendment was 653,996. The Company paid cash in the aggregate amount of $6,801,558, or approximately $10.40 per share, to redeeming shareholders. In addition, the Company’s sponsor has agreed to contribute $0.03 per share to the Trust Account for each Public Share that was not redeemed in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from April 20, 2017 through August 21, 2017. To date, the Company’s sponsor has contributed an aggregate of $153,000 into the Company’s Trust Account. The Contribution is non-interest bearing and payable upon the consummation of a Business Combination.

As more fully described in Note 8, on May 10, 2017, the Company, the Purchaser Representative, the Seller Representative and Borqs entered into the Amendment to amend certain of the terms of the Merger Agreement.

As more fully described in Note 8, in connection with the execution of the Amendment, on May 11, 2017, the Company and the Sponsor entered into the Backstop Agreement.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov . Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On May 10, 2017, the Company, the Purchaser Representative, the Seller Representative and Borqs entered into a First Amendment to the Merger Agreement (the “Amendment”) to amend certain of the terms of the Merger Agreement. The Amendment (i) reduces the base value of the merger consideration to be received by Borqs shareholders from $303.0 million to $270.0 million, (ii) provides that a number of the Pacific Ordinary Shares otherwise to be received by Borqs shareholders as merger consideration, between 2,352,285 and 3,846,154 shares (the “Earnout Shares”), will be contingent, deposited in escrow and subject to a earnout based on the consolidated net income of the Company and its subsidiaries, subject to certain adjustments (the “Adjusted Net Income”), for the twelve month period from July 1, 2017 to June 30, 2018 (the “Earnout Period”), and (iii) revises the indemnity escrow so that 4% of the shares due to the Borqs shareholders as merger consideration at the Closing (excluding for the purposes of such calculation any Earnout Shares) are deposited into the indemnity escrow at the Closing. The exact number of Earnout Shares will be based on the aggregate of the funds left in the Company’s Trust Account after redemptions in connection with the Merger and the proceeds from the private placement to be conducted by the Company prior to the Closing (the “Closing Proceeds”), with there being 2,352,285 Earnout Shares if the Closing Proceeds are $24.0 million and the number of Earnout Shares increasing on a linear sliding scale, up to 3,846,154 Earnout Shares if the Closing Proceeds are $57.5 million. In order for the Borqs shareholders to receive the full Earnout Shares, the Company will need to achieve at least $20.0 million in Adjusted Net Income during the Earnout Period, and if the Adjusted Net Income is greater than $18.0 million but less than $20.0 million, the Borqs shareholders will receive a pro-rated amount of the Earnout Shares on a sliding scale with zero Earnout Shares earned at $18.0 million in Adjusted Net Income and the full Earnout Shares earned at $20.0 million in Adjusted Net Income. In consideration of entering into the Backstop and Subscription Agreement, as described below, the Sponsor will be entitled to receive 2,352,285 of the Earnout Shares (the “Backstop Guarantee Shares”) if they are not earned by the Borqs shareholders, or a proportionate number of shares if the earnout is only partially earned by the Borqs shareholders. Any additional Earnout Shares in excess of the 2,352,285 Backstop Guarantee Shares (the “Net Income Shares”), to the extent not earned by Borqs shareholders, will be forfeited, returned to the Company and cancelled. The Backstop Guarantee Shares will be issued at the Closing in the name of the Sponsor and deposited in escrow, and while held in escrow, the Sponsor will be entitled to all voting rights and dividend rights (other than equity securities paid as dividends) with respect to such shares. Any portion of the Backstop Guarantee Shares that are earned by the Borqs shareholders will be forfeited by the Sponsor and the Company will issue new equivalent shares to the Borqs shareholders, with 4% of such newly-issued shares being added to the existing indemnity escrow until the ultimate release of the indemnity escrow pursuant to the terms of the Merger Agreement governing the indemnity escrow. The Net Income Shares will be issued at the Closing in the name of the Borqs shareholders and deposited in escrow, and while held in escrow, the Borqs shareholders will be entitled to all voting rights and dividend rights (other than equity securities paid as dividends) with respect to such shares. If released to the Borqs shareholders at the end of the Earnout Period, 4% of the Net Income Shares will be retained by the escrow agent and added to the existing indemnity escrow until the ultimate release of the indemnity escrow pursuant to the terms of the Merger Agreement governing the indemnity escrow. Additionally, the parties in the Amendment agreed that the amendment to the Company’s amended and restated memorandum and articles of association as contemplated by the Merger Agreement will include certain additional requirements with respect to any acquisition of a business or entity from a third party by the Company or its subsidiaries during the Earnout Period, including by merger, consolidation, acquisition of stock or assets, or any other form of business combination, of any entity or any division thereof, or any material amount of assets outside the ordinary course of business during the Earnout Period.

In connection with the execution of the Amendment, on May 11, 2017, the Company and the Sponsor entered into a Backstop and Subscription Agreement (the “Backstop Agreement”), pursuant to which the Sponsor agreed to purchase up to $24.0 million of Pacific Ordinary Shares through (i) open market or privately negotiated transactions with third parties (with the Sponsor not obligated to pay a price of greater than $10.40 per share), (ii) a private placement at a price of $10.40 per share with consummation to occur concurrently with that of the Business Combination or (iii) a combination thereof, in order to ensure that there is at least $24.0 million in Closing Proceeds (the “Backstop Commitment”), although the Sponsor is entitled, at its sole election, to purchase additional Pacific Ordinary Shares in excess of such $24.0 million Closing Proceeds requirement, up to $24.0 million purchased in total in connection with the Backstop Agreement. As consideration for the Backstop Commitment, the Sponsor will be entitled to receive the Backstop Guarantee Shares subject to the terms and conditions of the Amendment, as described above. In connection with the Backstop Agreement, at the Closing, the Company and the Sponsor will enter into a registration rights agreement, in a form to be agreed, with respect to the shares purchased in connection with the Backstop Agreement and any Backstop Guarantee Shares released from escrow to and retained by the Sponsor. If the Sponsor assigns all or a portion of its obligations under the Backstop Agreement to investors that are qualified institutional buyers or institutional accredited investors, such assignees will take a proportionate share of the Sponsor’s rights with respect to the Backstop Guarantee Shares and proportionate rights under the registration rights agreement contemplated by the Backstop Agreement.

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

On April 19, 2017, the Company’s shareholder’s approved to extend the period of time for which the Company is required to consummate a Business Combination until August 21, 2017 (the “Extension Amendment”). The number of ordinary shares presented for redemption in connection with the Extension Amendment was 653,996. The Company paid cash in the aggregate amount of $6,801,558, or approximately $10.40 per share, to redeeming shareholders. In addition, the Company’s sponsor has agreed to contribute $0.03 per share to the Trust Account for each Public Share that was not redeemed in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from April 20, 2017 through August 21, 2017. To date, the Company’s sponsor has contributed an aggregate of $153,000 into the Company’s Trust Account.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2017 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low interest rates on risk-free investments. We have incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and other expenses relating to our efforts to consummate a Business Combination.

For the three and nine months ended March 31, 2017, we had a net loss of $1,077,936 and $1,482,438, respectively, mainly consisting of operating costs, target identification expenses and expenses related to the Merger with Borqs of $1,135,407 and $1,610,764, respectively, offset by interest income on marketable securities held in our Trust Account of $52,376 and $112,716, respectively, and an unrealized gain on marketable securities held in our Trust Account of $5,095 and $15,610, respectively.

For the three and nine months ended March 31, 2016, we had a net loss of $112,228 and $177,435, respectively, mainly consisting of operating expenses, offset by interest income on marketable securities held in our Trust Account of $45,123 and an unrealized gain on marketable securities held in our Trust Account of $20,438.

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

As of March 31, 2017, we had marketable securities held in the Trust Account of $59,820,531, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes or for working capital purposes. Since inception, we have withdrawn approximately $185,000 of interest income from the Trust Account in order to fund working capital requirements.

As of March 31, 2017, we had cash of $396,469 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of March 31, 2017, we had accounts payable and accrued expenses of $199,228.

For the nine months ended March 31, 2017, cash used in operating activities amounted to $889,474, mainly resulting from a net loss of $1,482,438, interest earned on marketable securities held in the Trust Account of $112,716, an unrealized gain on marketable securities held in the Trust Account of $15,610, offset by non-cash compensation expense of $664,440 and changes in our operating assets and liabilities of $56,850.

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

On November 9, 2016, the sponsor loaned us $500,000 to be used for expenses relating to investigating and selecting a target business and other working capital requirements. The Convertible Promissory Note, as amended in January 2017, is non-interest bearing and is payable upon the consummation of a Business Combination. The Convertible Promissory Note is convertible, in whole or in part, at the election of the sponsor, upon the consummation of Business Combination. Upon such election, the Convertible Promissory Note will convert into Private Units, at a price of $10.00 per Unit. On April 25, 2017, the sponsor loaned the Company an additional $153,000 to fund the Extension Amendment.

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

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2017 and June 30, 1016, ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheet.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

PACIFIC SPECIAL ACQUISITION CORP.

Date: May 16, 2017	By:	/s/ Zhouhong Peng
	Name:	Zhouhong Peng
	Title:	Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

