Form 10-K
period 2017-06-30
Pacific Special Acquisition Corp.
filed 2017-08-17
CIK 1650575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of December 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, based on its last reported sales price of $10.35 on the NASDAQ Capital Market, was $59,512,500.

As of August 16, 2017, there were 7,065,379 ordinary shares, no par value, of the registrant issued and outstanding.

Unless otherwise stated in this Annual Report on Form 10-K (this “Report”), references in this Report to:

●	“Companies Act” and “Insolvency Act” are to the BVI Business Companies Act, 2004 and the Insolvency Act, 2003, of the British Virgin Islands, respectively;

●	“founder shares” are to our ordinary shares initially purchased by our initial shareholders in a private placement prior to our initial public offering;

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“insider units” are to 497,671 units issued privately to our sponsor simultaneously with the closing of our initial public offering and the closing of the over-allotment option for our initial public offering;

●	“memorandum and articles of association” are to our Amended and Restated Memorandum of Association, filed in British Virgin Islands on October 14, 2016, as amended;

●	“management” or our “management team” are to our executive officers and directors;

●	“ordinary shares” are to the ordinary shares of no par value in the company;

●	“private units” are to the insider units and the 34,204 units issued to EarlyBirdCapital in a private placement simultaneously with the closing of our initial public offering and the closing of the over-allotment option for our initial public offering;

●	“private shares,” “private rights” and “private warrants” are to the ordinary shares, rights and warrants included within the private units;

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team have purchased public shares, provided that our initial shareholders’ and members of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“rights” are to the rights which were sold as part of the units in our initial public offering;

●	“sponsor” are to Zhengqi International Holding Limited, a company incorporated in the British Virgin Islands and a wholly-owned indirect subsidiary of Pacific Securities Capital Management Co. Ltd., a company incorporated in the People’s Republic of China, which, in turn, is a wholly owned subsidiary of Pacific Securities Co. Ltd., a company incorporated in the People’s Republic of China, in which our Chairman, Mr. Tu, serves as a director and as Chairman of the Strategic Planning Committee and Mr. Luo, one of our directors, serves as Assistant Chairman and the Head of Global Business Department;

●	“warrants” are to the warrants which were sold as part of the units in our initial public offering; and

●	“we,” “us,” “company,” “our company,” “the Company” or “Pacific” are to Pacific Special Acquisition Corp., a business company incorporated in the British Virgin Islands with limited liability.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our initial business combination;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

●	our potential ability to obtain additional financing to complete our initial business combination;

●	failure to maintain the listing on, or delisting of our securities from, the NASDAQ Capital Market or an inability to have our securities listed on the NASDAQ Capital Market following a business combination;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities; or

●	our financial performance.

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

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods. For any risks associated with the Business Combination (as described below), see the Company’s definitive proxy statement (the “Proxy Statement”) on Schedule 14A containing information about the Business Combination, filed with the SEC on July 14, 2017.

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

Prior to December 27, 2016, our efforts were limited to organizational activities, our initial public offering, and the search for a suitable acquisition target. On December 27, 2016, we entered into a Merger Agreement (the “Merger Agreement”) with Borqs International Holding Corp, an exempted company incorporated under the laws of the Cayman Islands with limited liability (“Borqs”), PAAC Merger Subsidiary Limited, an exempted company incorporated under the laws of the Cayman Islands with limited liability and a wholly-owned subsidiary of Pacific (“Merger Sub”), our sponsor, in the capacity as the representative from and after the Effective Time (as defined below) for the shareholders of Pacific other than the shareholders of Borqs as of immediately prior to the Effective Time and their successors and assignees, Zhengdong Zou, in the capacity as the representative from and after the Effective Time for the shareholders of Borqs as of immediately prior to the Effective Time, and for certain limited purposes thereof, our sponsor. The Merger Agreement was subsequently amended on May 10, 2017 and on June 29, 2017.

Pursuant to the Merger Agreement, as amended, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Borqs, with Borqs continuing as the surviving entity (the “Merger”). As a result of the consummation of the Merger, at the effective time of the Merger (the “Effective Time”), and subject to the terms and conditions set forth in the Merger Agreement, the holders of Borqs issued and outstanding capital shares will receive ordinary shares of Pacific, the holders of Borqs issued and outstanding warrants will receive replacement warrants to acquire ordinary shares of Pacific (“Replacement Warrants”), and the holders of Borqs issued and outstanding options will have their options assumed by Pacific and will instead acquire ordinary shares of Pacific upon exercise of such options (the “Business Combination”).

On July 14, 2017, we filed the Proxy Statement. On August 10, 2017, we held a special meeting of shareholders to approve the Business Combination. The Business Combination and related proposals, including (i) a proposal to amend our memorandum and articles of association to (A) remove or amend those provisions of our charter which terminate or otherwise cease to be applicable following the consummation of the Business Combination, (2) give our board of directors the ability to reclassify the board, and if necessary modify existing terms, into up to three classes at any time after the consummation of the Business Combination and (3) in the case of certain future acquisitions by us (x) if having a value in excess of $60 million, require at least two-thirds of the directors then-serving on the board to approve any such acquisitions that close on or before June 30, 2018, (y) grant the Sponsor and the Purchaser Representative (as defined in the Merger Agreement) certain information rights relating to such acquisitions, and (z) if requested by the Sponsor or the Purchaser Representative, to provide a fairness opinion in respect of such acquisitions (such amendments to be adopted by way of the amendment and restatement of the charter in the form of the Amended Charter), (ii) a proposal to approve and adopt  the Borqs Technologies, Inc. 2017 Equity Incentive Plan, (iii) a proposal to approve, for purposes of complying with applicable Nasdaq listing rules, the issuance of more than 20% of our issued and outstanding ordinary shares and (iv) a proposal to adjourn the special meeting to a later date, if necessary, were approved at such meeting. Concurrently with the consummation of the Business Combination, we will provide our shareholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account. In connection with the meeting, 3,841,131 of our public shares were validly presented to us for redemption. The parties are seeking to satisfy or negotiate waivers to any remaining closing conditions to the proposed business combination. Without satisfying all remaining closing conditions or receiving all waivers, no assurance can be made as to whether the proposed business combination will be consummated. If we do not consummate the Business Combination by the close of business on August 21, 2017, we will be required to dissolve and liquidate our trust account by returning the then remaining funds in such account to our then-public shareholders. The description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which was filed with the SEC on the Company’s Current Report on Form 8-K filed on January 3, 2017, the First Amendment to the Merger Agreement, which was filed with the SEC on the Company’s Current Report on Form 8-K filed on May 12, 2017, the Second Amendment to the Merger Agreement, which was filed with SEC on the Company’s Current Report on Form 8-K filed on July 3, 2017, and the Proxy Statement filed on July 14, 2017. You are urged to read the entire Merger Agreement and the other exhibits attached thereto.

Additional information about the proposed Business Combination, the business of Borqs and the special meeting are available, without charge, at the SEC’s website (http://www.sec.gov). Other than specific references to the Business Combination, the discussion in this Annual Report is as of June 30, 2017.

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

In connection with the Company’s April 19, 2017 special meeting in lieu of the 2017 annual meeting of shareholders to approve an extension of the date to complete an initial business combination from April 20, 2017 to August 21, 2017 (the “Extension Meeting”), a total of 653,996 ordinary shares were redeemed. As a result, an aggregate of approximately $6.8 million (or approximately $10.40 per share) was removed from the Trust Account to pay such holders.

As indicated in the Company’s proxy statement and related supplement for the Extension Meeting, our sponsor agreed to contribute to the Company as a loan $0.03 for each public share that was not redeemed, for each calendar month (commencing on April 20, 2017 and on the 20th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial business combination from April 20, 2017 until August 21, 2017, to be deposited in the trust account within seven calendar days from the beginning of such calendar month (or portion thereof). Accordingly, our sponsor agreed to contribute an aggregate of approximately $153,000 (the “Contribution”) to the Company within seven calendar days from the beginning of each such calendar month (or portion thereof), with the initial Contribution contributed by April 27, 2017. If the Company takes the full time through August 21, 2017 to complete the initial business combination (which is currently anticipated), the redemption amount per share at the meeting for such an initial business combination or the Company’s subsequent liquidation will be approximately $10.52 per share. The amount of the Contribution will not bear interest and will be repayable by the Company to the sponsor upon consummation of an initial business combination. As of August 15, our sponsor has contributed an aggregate of $612,000 into the trust account.

Merger Agreement

As discussed above, on December 27, 2016, we entered into a Merger Agreement, pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of Borqs.

The Merger shall become effective at the time when the Plan of Merger is registered by the Registrar of Companies of the Cayman Islands. As a result of the consummation of the Merger, at the Effective Time, and subject to the terms and conditions set forth in the Merger Agreement, the holders of the issued and outstanding shares in the share capital of Borqs will receive Pacific ordinary shares, the holders of Borqs issued and outstanding warrants will receive Replacement Warrants, and the holders of Borqs issued and outstanding options will have their options assumed by Pacific and will instead acquire Assumed Options.

The total number of Pacific ordinary shares to be received by Sellers at the Effective Time (the “Merger Consideration Shares”) will be based on the adjusted equity valuation of Borqs as of the Closing, with such adjusted equity valuation divided by US$10.40. The adjusted equity valuation of Borqs as of the Closing will be determined by starting with a base valuation of US$270.0 million, deducting the amount of indebtedness (net of cash) of Borqs as of the last business day before the Closing (but treating any amounts contingent upon the Closing as not being contingent) (the “Reference Time”), increasing such valuation to the extent that the net working capital (excluding indebtedness and cash) of Borqs as of the Reference Time is greater than US$11.0 million or decreasing such valuation to the extent that the net working capital (excluding indebtedness and cash) of Borqs as of the Reference Time is less than US$9.0 million, and increasing such valuation to the extent that Pacific’s outside accounting and legal expenses incurred in connection with the negotiation, preparation and consummation of the Merger Agreement (but excluding any deferred initial public offering costs or costs incurred with any Commitment Investment or any costs incurred in connection with an extension of Pacific’s deadline to consummate a business combination, if sought) exceed US$1.0 million. The adjusted equity valuation will be determined by mutual agreement of Borqs and Pacific based on estimates of the foregoing factors as of the Closing, without any post-Closing adjustments.

Of the Merger Consideration Shares to be issued, between 2,352,285 and 3,846,154 of such shares will be contingent and deposited in escrow (together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Earnout Shares”) to be released (or with respect to the Backstop Guarantee Shares and Commitment Escrow Shares, as described below, to be cancelled in connection with an issuance of replacement shares by Pacific) to the Sellers in the event certain net income earnout conditions are met during the period from July 1, 2017 to June 30, 2018. Four percent (4%) of (a) the shares otherwise due to the Sellers at the Closing (excluding any Earnout Shares), or approximately 885,315 shares assuming that the full 3,846,154 Earnout Shares are issued and that, based on the unaudited pro forma financial statements included in this proxy statement, the adjusted equity valuation of Borqs is $270,182,000 as of the closing and (b) any Earnout Shares earned by the Sellers (collectively, the “Indemnity Escrow Shares”, and together any other dividends, distributions or other income on the Indemnity Escrow Shares, the “Indemnity Escrow Property”) will be deposited in escrow to support certain indemnification obligations under the Merger Agreement, and released on the 18 month anniversary of the Closing, subject to amounts reserved for indemnification claims then pending or unpaid (the “Escrow Indemnification Period”). Each Borqs shareholder as of the Effective Time (each, a “Seller”) will receive its pro rata portion of the Merger Consideration Shares, less its pro rata portion of the Earnout Shares and the Indemnity Escrow Shares as described above, based on the number of Borqs shares held by such Seller (with any Borqs preferred shares treated on an as-converted into Borqs ordinary share basis), except that any Seller who validly exercises dissenters rights under Part XVI of the Companies Law (2016 Revision) of the Cayman Islands will not be entitled to receive its pro rata share of the Merger Consideration Shares.

The number of Earnout Shares due to the Sellers shall be based on the consolidated net income of Pacific and its subsidiaries, subject to certain adjustments (the “Adjusted Net Income”), for the twelve month period from July 1, 2017 to June 30, 2018 (the “Earnout Period”). The exact number of Earnout Shares will be based on the aggregate of the funds left in Pacific’s trust account after redemptions in connection with the Merger and the proceeds from any third party equity financing to be conducted by Pacific prior to the closing of the Merger, including pursuant to the Backstop and any Commitment Investment (the “Closing Proceeds”), with there being 2,352,285 Earnout Shares if the Closing Proceeds are $24.0 million and the number of Earnout Shares increasing on a linear sliding scale, up to 3,846,154 Earnout Shares if the Closing Proceeds are $57.5 million. In order for the Sellers to receive the full Earnout Shares, Pacific will need to achieve at least $20.0 million in Adjusted Net Income during the Earnout Period, and if the Adjusted Net Income is greater than $18.0 million but less than $20.0 million, the Sellers will receive a pro-rated amount of the Earnout Shares on a linear sliding scale with zero Earnout Shares earned at $18.0 million in Adjusted Net Income and the full Earnout Shares earned at $20.0 million in Adjusted Net Income. We believe that the aggregate funds left in the trust account and private placement after the redemption of 3,841,131 of our public shares and the Closing Proceeds pursuant to the Backstop and any Commitment Investment will aggregate $24.0 million.

Between 1,282,051 and 2,352,285 of the Earnout Shares (the “Backstop Guarantee Shares”) will be issued in the name of the sponsor in consideration of entering into the Backstop and Subscription Agreement (as described below). To the extent there is any Commitment Investment, up to 2,564,103 of the Earnout Shares (the “Commitment Escrow Shares”) will be issued in the name of qualified institutional buyers or institutional accredited investors who enter into agreements with the Purchaser to commit to purchase or otherwise continue to own (and not redeem) Purchaser Ordinary Shares through the Closing (the “Commitment Investors”) pursuant to such Commitment Investment. Commitment Investors will be allocated Commitment Escrow Shares at a rate equal to approximately 44,593 Commitment Escrow Shares per $1,000,000 of committed investment, and the total number of Commitment Escrow Shares will depend on the amount of aggregate investment from all Commitment Investors. The Commitment Escrow Shares will be derived from either the Backstop Guarantee Shares or the Net Income Shares, depending on the amount and source of the funds left in Pacific’s trust account after redemptions. Any remaining Earnout Shares, after accounting for the Backstop Guarantee Shares and the Commitment Escrow Shares (the “Net Income Shares”), will be issued in the name of the Sellers and deposited into escrow.

The sponsor and the Commitment Investors will be entitled to all voting rights and dividend rights (other than equity securities paid as dividends) with respect to the Backstop Guarantee Shares and the Commitment Escrow Shares while they are held in escrow. The Sellers will be entitled to all voting rights and dividend rights (other than equity securities paid as dividends) with respect to the Net Income Shares while such Net Income Shares are held in escrow. To the extent the Earnout conditions are not met, the Backstop Guarantee Shares will be released to the sponsor, the Commitment Escrow Shares will be released to the Commitment Investors, and the Net Income Shares will be cancelled. To the extent that the Earnout conditions are met or partially met, the resulting portion of Backstop Guarantee Shares and the Commitment Escrow Shares will be cancelled and equivalent replacement shares will be issued to the Sellers, and the resulting portion of Net Income Shares will be released to the Sellers; in each case, 4% of all such shares will be deposited in escrow and added to the existing indemnity escrow as described in further detail below. The indemnity escrow will be the sole source to pay for the Sellers’ indemnification obligations under the Merger Agreement, to be released on the 18 month anniversary of the Closing, subject to amounts reserved for indemnification claims then pending or unpaid.

Holders of issued and outstanding Borqs warrants will receive Replacement Warrants, which will be subject to substantially the same terms and conditions as Pacific’s warrants issued as part of the units in Pacific’s IPO, except that the number of shares and exercise price thereunder will each be equitably adjusted for the Merger based on the number of Merger Consideration Shares as compared to the number of issued and outstanding Borqs shares immediately prior to the Effective Time.

Pursuant to the terms of the lock-up agreements to be entered into by each Seller and each holder of a Borqs warrant, Sellers will not transfer, assign or sell any remaining Merger Consideration Shares received and held outside of escrow or the Replacement Warrants for a period of one year from the closing of the Business Combination (which period may be shortened under certain circumstances).

Pacific will assume the obligations under the Assumed Options (including the applicable provisions of the plan under which they were issued), except that the number of shares and exercise price thereunder will be based on the number of Borqs shares and exercise price under the applicable Assumed Option, with each equitably adjusted for the Merger based on the number of Merger Consideration Shares as compared to the number of issued and outstanding Borqs shares immediately prior to the Effective Time.

Backstop and Subscription Agreement

In connection with the execution of an amendment to the Merger Agreement on May 10, 2017 (with such amendment further amended with the execution of a second amendment to Merger Agreement on June 29, 2017), Pacific and our sponsor entered into a Backstop and Subscription Agreement (the “Backstop and Subscription Agreement”) on May 11, 2017, pursuant to which our sponsor agreed to purchase up to $24.0 million of Pacific ordinary shares through (i) open market or privately negotiated transactions with third parties (with the sponsor not obligated to pay a price of greater than $10.40 per share), (ii) a private placement at a price of $10.40 per share with consummation to occur concurrently with that of the Business Combination or (iii) a combination thereof, in order to ensure that there is at least $24.0 million in Closing Proceeds (the “Backstop”), although the sponsor is entitled, at its sole election, to purchase additional Pacific ordinary shares in excess of such $24.0 million Closing Proceeds requirement. As consideration for the Backstop, the sponsor will be entitled to receive the Backstop Guarantee Shares subject to the terms and conditions of the Merger Agreement, as amended. In connection with the Backstop and Subscription Agreement, at the Closing, Pacific and the sponsor will enter into a registration rights agreement, in a form to be agreed upon, with respect to the shares purchased in connection with the Backstop and Subscription Agreement and any Backstop Guarantee Shares released from escrow to and retained by the sponsor. We believe that the aggregate funds left in the trust account and private placement after the redemption of 3,841,131 of our public shares and the Closing Proceeds pursuant to the Backstop and any Commitment Investment will aggregate $24.0 million.

Pacific and Borqs may also obtain commitments from Commitment Investors to participate in a Commitment Investment to purchase Pacific’s ordinary shares through (i) open market or privately negotiated transactions with third parties, (ii) purchases of restricted shares to occur concurrently with that of the Business Combination, or (iii) a combination thereof. Any such Commitment Investors who participate in a Commitment Investment will have the right to receive Commitment Escrow Shares, and may receive registration rights in connection with the Commitment Investment. As of the date hereof, no such commitments have been made, and we are not required to obtain any such commitments.

Special Meeting of Shareholders

On August 10, 2017, we held a special meeting of shareholders to approve the Business Combination. At such meeting, the Business Combination and related proposals were approved. In connection with the meeting, 3,841,131 of our public shares were validly presented to us for redemption. Investors should review the Proxy Statement filed on July 14, 2017 for additional information regarding anticipated ownership.

Business Strategy

Our efforts in identifying prospective target businesses were not limited to a particular country, although we focused on businesses that have their primary operations located in Asia (with an emphasis on China). Our team consists of experienced financial services and accounting professionals, senior operating executives and directors of Asian companies. Our Chairman, Chief Executive Officer (“CEO”), and directors have decades of experience in mergers, acquisitions and divestures of privately and publicly-held companies. Both our Chairman and CEO have been actively engaged in cross-border investments/divestments between the U.S. and Asia (with an emphasis on China) for several decades, while also assisting U.S. companies with expansion in China and vice versa since the early 1980s. Our independent directors are Chinese and U.S. citizens who have decades of experience in entrepreneurship, asset management/advisory services, and accounting & tax practices in China and U.S. We believe we will benefit from their accomplishments in Asia as well as in the U.S., and specifically their current activities in China market, in identifying attractive acquisition opportunities. However, there is no assurance that we will complete a business combination.

There was no restriction in the geographic location of targets we could pursue, although we prioritized geographic locations in Asia, and specifically China. We sought to identify targets that are likely to provide attractive financial returns through business combinations.

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

Investment Criteria

We had identified the following general criteria and guidelines, which we believed were important in evaluating prospective target businesses.

●	Middle-Market Growth Business. We sought to acquire one or more growth businesses with a total enterprise value of between $200,000,000 and $300,000,000. We believed that there were a substantial number of potential target businesses within this valuation range that can benefit from new capital for scalable operations to yield significant revenue and earnings growth. We did not intend to acquire either a start-up company, defined as a company that has not yet established commercial operations, or a company with negative cash flow.

●	Companies in Business Segments that are Strategically Significant to Asia or China. We sought to acquire those businesses with strong technological know-how, distribution networks and/or business practices in economic sectors experiencing significant Asia/China outbound investing. Such sectors included: Internet and high technology, clean energy, health care, consumer and retail, energy and resources, food processing, and manufacturing.

●	Business with Revenue and Earnings Growth Potential. We sought to acquire one or more businesses that have the potential for significant revenue and earnings growth through a combination of both existing and new product development, increased production capacity, expense reduction and synergistic follow-on acquisitions resulting in increased operating leverage.

●	Companies with Potential for Strong Free Cash Flow Generation. We sought to acquire one or more businesses that have the potential to generate strong, stable and increasing free cash flow. We focused on businesses that have predictable revenue streams and definable low working capital and capital expenditure requirements. We also sought to leverage this cash flow in order to enhance shareholder value.

●	Benefit from Being a Public Company. We intended to only acquire a business or businesses that would benefit from being publicly traded and which can effectively utilize access to broader sources of capital and a public profile that are associated with being a publicly traded company.

These criteria were not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may have bene based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may have deemed relevant.

Effecting our initial business combination

We are not presently engaged in any operations. We intend to effectuate our initial business combination by issuing ordinary shares and/or paying cash as the consideration to the sellers of the acquired business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law or the Nasdaq Capital Market, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. As discussed above, in connection with the Business Combination, our sponsor agreed to purchase up to $24.0 million of Pacific ordinary shares through the Backstop, although our sponsor is entitled, at its sole election, to purchase additional Pacific ordinary shares in excess of such $24.0 million Closing Proceeds requirement.

Sources of target businesses

From the date of our IPO through execution of a non-binding letter of intent with Borqs on July 22, 2016, Pacific has identified and evaluated over 80 acquisition target companies.

Target business candidates were brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses were brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also introduced us to target businesses in which they thought we might be interested on an unsolicited basis, since many of these sources knew what types of businesses we were targeting. Our officers and directors, as well as their affiliates, also brought to our attention target business candidates that they became aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we received a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the business relationships of our officers and directors.

We were not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we sought to complete our initial business combination with such a company, we, or a committee of independent directors, would have been required to obtain an opinion from an independent investment banking firm that such an initial business combination is fair to our unaffiliated shareholders from a financial point of view. The proposed Business Combination with Borqs does not involve any affiliates of our sponsor, officers or directors.

Selection of a target business and structuring of our initial business combination

Subject to the requirement that our initial business combination must be with one or more target businesses or assets having an aggregate fair market value of at least 80% of the value of the trust account (excluding any taxes) at the time of the agreement to enter into such initial business combination, our management had virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we were not permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we would only consummate an initial business combination in which we become the majority shareholder of the target (or control the target through contractual arrangements in limited circumstances for regulatory compliance purposes as discussed below) or were otherwise not required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

In evaluating a prospective target business, and in evaluating Borqs in particular, we have conducted a thorough due diligence review which has encompassed, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. The shareholders approved the Business Combination and related proposals at our special meeting of shareholders on August 10, 2017. Assuming all conditions to closing are met or otherwise waived, we expect to close the Business Combination by August 21, 2017. However, there are no assurances that the Business Combination will close by such date or at all.

Alternative structures to comply with regulations in certain Chinese industries

The PRC government has restricted or limited direct foreign ownership of certain kinds of assets and companies operating in a wide variety of industries, including certain aspects of telecommunications, advertising, food production, and heavy equipment manufacturers. As a result, it is not uncommon to employ alternative structures to acquire a target company. The Chinese government may apply these restrictions in other industries in the future. In addition, there can be restrictions on the foreign ownership of businesses that are determined from time to time to be in “important industries” that may affect the national economic security or having “famous Chinese brand names” or “well established Chinese brand names.” Subject to the review requirements of the Ministry of Commerce and other relevant agencies as discussed elsewhere for acquisitions of assets and companies in China and subject to the various percentage ownership limitations that exist from time to time, acquisitions involving foreign investors and parties in the various restricted categories of assets and industries may nonetheless sometimes be consummated using contractual arrangements with permitted Chinese parties which could, for example, result in a structure where, in exchange for our payment of the acquisition consideration, the target business would be majority or wholly owned by Chinese residents whom we designate, and the target business would continue to hold the requisite licenses necessary to operate its business. To the extent such agreements are employed, they may be for control of specific assets such as intellectual property or control of blocks of the equity ownership interests of a company. The agreements would be designed to secure for us economic benefits and to assume risk of losses and control over the subject assets or equity interests similar to the rights of full ownership, while leaving the technical ownership in the hands of Chinese parties.

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

We believe that under such contractual arrangement we will be considered the primary beneficiary and be able to consolidate financial results of the target company in our consolidated financial statements. However, in the event that in the future generally accepted accounting policies in the United States and the SEC accounting regulations change and we are deemed not to be the primary beneficiary by controlling the target company through such contractual arrangement, we would not be able to consolidate line by line the target company’s financial results in our consolidated financial statements.

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

Borqs utilizes the contractual arrangements described above and therefore, if we consummate the Business Combination, we would be subject to the uncertainties described above. As discussed in further detail in the Proxy Statement, we and our PRC counsel believe the ownership structure of Borqs, both currently and immediately after giving effect to the Business Combination, does not and will not violate any applicable PRC law or license currently in effect; and the contractual agreements by and among the Borqs entities and their respective shareholders are valid, binding and enforceable in accordance with their terms and applicable PRC laws and regulations currently in effect and will not violate any applicable PRC law currently in effect such as the PRC Laws regarding foreign ownership of Chinese businesses. However, there are substantial uncertainties regarding the interpretation and application of current PRC laws. Accordingly, the PRC regulatory authorities and PRC courts may in the future take a view that is contrary to our views and the views of our PRC legal counsel. If the PRC courts or regulatory authorities determine that the contractual agreements violate applicable PRC laws, our contractual arrangements will become invalid or unenforceable.

Fair market value of target business or businesses

The target business or businesses or assets with which we effect our initial business combination must have a collective fair market value equal to at least 80% of the value of the trust account (excluding taxes payable) at the time of the agreement to enter into such initial business combination. If we acquired less than 100% of one or more target businesses in our initial business combination, the aggregate fair market value of the portion or portions we acquire must have equaled at least 80% of the value of the trust account at the time of the agreement to enter into such initial business combination. However, we would always acquire at least a controlling interest in a target business. The fair market value of a portion of a target business or assets would likely be calculated by multiplying the fair market value of the entire business by the percentage of the target we acquire. We could have sought to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of the balance in the trust account. In order to consummate such an initial business combination, we could have issued a significant amount of debt, equity or other securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt, equity or other securities. If we issued securities in order to consummate such an initial business combination, our shareholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our shareholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination.

The fair market value of a target business or businesses or assets would be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential gross margins, the values of comparable businesses, earnings and cash flow, book value and, where appropriate, upon the advice of appraisers or other professional consultants. If our board of directors was not able to independently determine that the target business or assets has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criterion. Notwithstanding the foregoing, unless we consummated a business combination with an affiliated entity, we were not required to obtain an opinion from an independent investment banking firm that the price we were paying was fair to our shareholders. We believe that the fair market value of Borqs is equal to at least 80% of the value of the trust account (excluding taxes payable).

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success might depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it was probable that we would not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Redemption rights for public shareholders upon consummation of our initial business combination

Concurrently with the consummation of the Business Combination, we provided our shareholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account. The amount in the trust account was initially anticipated to be $10.40 per share. In connection with the Extension Meeting, a total of 653,996 ordinary shares were redeemed. In connection with the Extension Meeting, our sponsor agreed to contribute to us as a loan $0.03 for each public share that was not redeemed, for each calendar month (commencing on April 20, 2017 and on the 20th day of each subsequent month), or portion thereof, that is needed by us to complete the Business Combination or another business combination from April 20, 2017 until August 21, 2017. Each contribution will be deposited in the trust account established in connection with the IPO within seven calendar days from the beginning of such calendar month (or portion thereof). As of August 15, 2017, our sponsor has contributed an aggregate of $612,000. Accordingly, the redemption amount per share at the meeting for such business combination or our subsequent liquidation is approximately $10.52 per share. On August 10, 2017, we held a special meeting of shareholders to approve the Business Combination. At such meeting, the Business Combination and related proposals were approved. In connection with the meeting, 3,841,131 of our public shares were validly presented to us for redemption. Our sponsor has agreed to waive its right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our sponsor or any of our officers, directors or affiliates acquires public shares, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period.

Manner of Conducting Redemptions

On August 10, 2017, we held a special meeting of shareholders to approve the Business Combination. At such meeting, the Business Combination and related proposals were approved. In connection with the meeting, 3,841,131 of our public shares were validly presented to us for redemption.

Many blank check companies would not be able to consummate our initial business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public shareholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with our initial business combination. Since we have no such specified maximum redemption threshold, our structure is different in this respect from the structure that has been used by many blank check companies. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination. The Merger Agreement with Borqs requires that, unless waived by mutual agreement of the parties, the amount in the Pacific trust account, together with the proceeds from the Backstop or any Commitment Investment, shall be no less than $24,000,000.

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

Permitted purchases of our securities by our affiliates

Our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although very unlikely, our initial shareholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates. It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases. As discussed above, in connection with the Business Combination, our sponsor agreed to purchase up to $24.0 million of Pacific ordinary shares through the Backstop, although our sponsor is entitled, at its sole election, to purchase additional Pacific ordinary shares in excess of such $24.0 million Closing Proceeds requirement.

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

Tendering share certificates in connection with redemption rights

We will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the business combination, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. Accordingly, a public shareholder would have up to two days prior to the vote on the business combination to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

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

Any request to redeem such shares, once made, may be withdrawn at any time up to the date of the shareholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the Business Combination is not consummated, we will not have sufficient time to try to consummate our initial business combination with a different target before our expiration date of August 21, 2017.

Redemption of public shares and liquidation if no initial business combination

We must complete the Business Combination by August 21, 2017. If we are unable to consummate the initial Business Combination by August 21, 2017, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable and less interest earned thereon that is released to us), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up, although at all times subject to the Companies Act.

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

However, if our sponsor, or any of our officers, directors or affiliates acquire public shares after our initial public offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our rights or warrants, which will expire worthless in the event we do not consummate our initial business combination by August 21, 2017. We will pay the costs of our liquidation from our remaining assets outside of the trust account or interest earned on the funds held in the trust account. However, the liquidator may determine that he or she requires additional time to evaluate creditors’ claims (particularly if there is uncertainty over the validity or extent of the claims of any creditors). Also, a creditor or shareholder may file a petition with the BVI court which, if successful, may result in our liquidation being subject to the supervision of that court. Such events might delay distribution of some or all of our remaining assets.

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

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be $10.52. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. The actual per-share redemption amount received by shareholders may be less than approximately $10.52, plus interest (net of any taxes payable).

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

We seek to reduce the possibility that Mr. Tu will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Tu will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $319,312 (as of June 30, 2017) not placed in the trust account, and the interest income earned on the balance of the trust account (net of taxes payable) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $20,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only in the event of a redemption of the public shares prior to any winding up in the event we do not consummate our initial business combination by August 21, 2017 or if they redeem their shares in connection with an initial business combination that we consummate. In no other circumstances shall a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

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

Periodic Reporting and Financial Information

Our units, ordinary shares, rights and warrants are registered under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports contain financial statements audited and reported on by our independent registered public accountants.

We are required by the Sarbanes-Oxley Act to have our internal control procedures evaluated. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We are an “emerging growth company,” as defined in the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We will remain an “emerging growth company” for up to five years, although if our annual gross revenue exceeds $1.07 billion, our non-convertible debt issued within a three year period or revenues exceeds $1 billion, or if the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of our second fiscal quarter, we would cease to be an “emerging growth company” as of the following fiscal year.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to us and our business. This Report also contains forward-looking statements that involve risks and uncertainties. There can be no assurance that actual results will not materially differ from expectations. Important factors could cause actual results to differ materially from those indicated by such forward-looking statements. With respect to the proposed Business Combination, these factors include, but are not limited to: business conditions; natural disasters; changing interpretations of U.S. generally accepted accounting principles; outcomes of government reviews; inquiries and investigations and related litigation; continued compliance with government regulations; changes in legislation or regulatory environments, requirements or changes adversely affecting our business and the business of Borqs, including but not limited to difficulties in maintaining and managing continued growth, difficulties in ensuring performance of loans, fluctuations in revenue and margins and difficulties in meeting the earn-out targets, restrictions on the ability to make dividend payments, and difficulties in acquiring smaller competitors; general economic conditions; geopolitical events and regulatory changes; and the failure to maintain the listing of our securities on the Nasdaq Stock Market. Other factors include the possibility that the business combination does not close, including due to the failure to receive required security holder approvals, the failure to complete the contemplated private placement or the failure of other closing conditions. These risks, as well as other risks associated with the Business Combination, are more fully discussed in the Proxy Statement. Please also refer to the Proxy Statement for a discussion of risks associated with acquiring and operating a business in China, and in particular, those relating to the corporate structure of Borqs.

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

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Our memorandum and articles of association requires us to provide all of our public shareholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination. The Merger Agreement with Borqs requires that, unless waived by mutual agreement of the parties, the amount in the Pacific trust account, together with the proceeds from the Backstop or any Commitment Investment, shall be no less than $24,000,000. As discussed above, in connection with the Business Combination, our sponsor agreed to purchase up to $24.0 million of Pacific ordinary shares through the Backstop, although our sponsor is entitled, at its sole election, to purchase additional Pacific ordinary shares in excess of such $24.0 million Closing Proceeds requirement.

The ability of a large number of our shareholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our business combination, we may redeem up to that number of ordinary shares that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of shareholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its shareholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us. The Merger Agreement with Borqs requires that, unless waived by mutual agreement of the parties, the amount in the Pacific trust account, together with the proceeds from the Backstop or any Commitment Investment, shall be no less than $24,000,000. As discussed above, in connection with the Business Combination, our sponsor agreed to purchase up to $24.0 million of Pacific ordinary shares through the Backstop, although our sponsor is entitled, at its sole election, to purchase additional Pacific ordinary shares in excess of such $24.0 million Closing Proceeds requirement.

We may not be able to consummate our initial business combination by August 21, 2017, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Following the amendment to our charter adopted as of April 19, 2017, we must complete our initial business combination by August 21, 2017. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination within the require time period, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (net of taxes payable and less any interest earned thereon that is released to us), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public shareholders from the trust account shall be effected as required by function of our memorandum and articles of association and prior to any voluntary winding up.

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

Pursuant to, among other documents, our memorandum and articles of association, if we do not complete our initial business combination by August 21, 2017, this will trigger the required redemption of our ordinary shares using the available funds in the trust account, following which, we will proceed to commence a voluntary liquidation and thereby a formal dissolution of the company. In connection with such a voluntary liquidation, the liquidator would give notice to our creditors inviting them to submit their claims for payment, by notifying known creditors (if any) who have not submitted claims and by placing a public advertisement in at least one newspaper published in the British Virgin Islands newspaper and in at least one newspaper circulating in the location where the company has its principal place of business, and taking any other steps he considers appropriate, after which our remaining assets would be distributed.

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

If we are unable to consummate our initial business combination, our public shareholders may be forced to wait until August 21, 2017 before redemption from our trust account.

If we are unable to consummate our initial business combination by August 21, 2017, we will, as promptly as reasonably possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (less interest earned thereon that is released to us), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs by way of a voluntary liquidation, as further described herein. Any redemption of public shareholders from the trust account shall be effected as required by our memorandum and articles of association prior to our commencing any voluntary liquidation. If we are required to liquidate prior to distributing the aggregate amount then on deposit in the trust account (net of taxes payable and less any interest earned thereon that is released to us) pro rata to our public shareholders, then such winding up, liquidation and distribution must comply with the applicable provisions of the Business Companies Act, 2004 of the British Virgin Islands, as amended, or the Companies Act. In that case, investors may be forced to wait beyond August 21, 2017 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. Except as otherwise described herein, we have no obligation to return funds to investors prior to the date of any redemption required as a result of our failure to consummate our initial business combination within the period described above or our liquidation, unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon any such redemption of public shares as we are required to effect or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

If we are deemed to be insolvent, distributions, or part of them, may be delayed while the insolvency liquidator determines the extent of potential creditor claims. In these circumstances, prior payments made by the company may be deemed “voidable transactions.”

If we do not complete our initial business combination by August 21, 2017, we will be required to redeem our public shares from the trust account pursuant to our memorandum and articles of association.

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

If we do not complete our initial business combination by August 21, 2017, and instead distribute the aggregate amount then on deposit in the trust account (net of taxes payable and less interest earned thereon that is released to us), pro rata to our public shareholders by way of redemption, it will be necessary for our directors to pass a board resolution approving the redemption of those ordinary shares and the payment of the proceeds to public shareholders. Such board resolutions are required to confirm that we satisfy the solvency test prescribed by the Companies Act (namely that our assets exceed our liabilities; and that we are able to pay our debts as they fall due). If, after the redemption proceeds are paid to public shareholders, it transpires that our financial position at the time was such that it did not satisfy the solvency test, the Companies Act provides a mechanism by which those proceeds could be recovered from public shareholders. However, the Companies Act also provides for circumstances where such proceeds could not be subject to claw back, namely where (a) the public shareholders received the proceeds in good faith and without knowledge of our failure to satisfy the solvency test; (b) a public shareholder altered its position in reliance of the validity of the payment of the proceeds; or (c) it would be unfair to require repayment of the proceeds in full or at all.

The future exercise of registration rights may adversely affect the market price of our ordinary shares.

Pursuant to an agreement entered into with our initial shareholders and EarlyBirdCapital, Inc. (“EBC”), the lead underwriter of our initial public offering, and their permitted transferees can demand that we register the founder shares, the insider units and underlying securities and any securities issued upon conversion of working capital loans. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our ordinary shares.

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

 For a discussion about the shares to be issued in connection with the Business Combination, see the Proxy Statement.

We believe we have been considered a passive foreign investment company, or “PFIC,” since our inception, which could result in adverse U.S. federal income tax consequences to U.S. taxpayers.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. taxpayer who holds our ordinary shares, warrants or rights, the U.S. taxpayer may be subject to increased U.S. federal income tax liability and may be subject to additional reporting requirements. Because of the composition of our assets and income, we believe we have been considered a PFIC since our inception.

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

Because we are a blank check company, and have not engaged in an active business of any kind, we believe that it is likely that we met the PFIC asset or income test for our initial taxable year ended June 30, 2016. However, pursuant to the PFIC start-up exception, a corporation will not be a PFIC for the first taxable year the corporation has gross income, if (1) no predecessor of the corporation was a PFIC; (2) the corporation satisfies the IRS that it will not be a PFIC for either of the first two taxable years following the start-up year; and (3) the corporation is not in fact a PFIC for either of those years. Because we did not complete a business combination on or prior to the end of our second taxable year (the taxable year ended June 30, 2017) we do not qualify for the PFIC start-up exception.

If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our ordinary shares, rights or warrants and, in the case of our ordinary shares, the U.S. Holder did not make either a timely “qualified electing fund” (a “QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares or a timely “mark-to-market” election, in each case as described below, such holder generally will be subject to special rules with respect to:

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

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there can be no assurance that we will provide any such required information. If we do not timely provide such required information, then a QEF election may not be available to U.S. Holders.

Alternatively, if a U.S. Holder makes a timely, valid “mark-to-market” election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, such holder generally will not be subject to the PFIC rules described above in respect to its ordinary shares. Notwithstanding the foregoing, U.S. Holders who do not make a timely, valid mark-to-market election for such first taxable year but make a mark-to-market election with respect to a subsequent taxable year may be subject to special tax rules, and the discussion below does not address any mark-to-market election consequences to such U.S. Holders.

If a U.S. Holder makes a timely, valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, in general, the U.S. Holder will include as ordinary income each year the excess, if any, of the fair market value of its ordinary shares at the end of its taxable year over the adjusted basis in its ordinary shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of its ordinary shares over the fair market value of its ordinary shares at the end of its taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in its ordinary shares will be adjusted to reflect any such income or loss amounts, and any further gain recognized on a sale or other taxable disposition of the ordinary shares will be treated as ordinary income. Currently, a mark-to-market election may not be made with respect to our warrants and, as discussed below, it may not be available with respect to the rights to acquire our ordinary shares.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including the Nasdaq Capital Market, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

The application of the PFIC rules to the rights to acquire our ordinary shares is unclear. For example, the rights may be viewed as equity in our company from the time the rights are received. On the other hand, the rights may be viewed as a derivative security or similar interest in our company (analogous to a warrant or option with no exercise price), and thus the holder of the rights would not be viewed as owning the ordinary shares issuable pursuant to the rights until such shares are actually issued. There may be other alternative characterizations of the rights that the IRS may successfully assert that would reach different conclusions regarding the tax treatment of the rights under the PFIC rules. In any case, depending on which characterization is successfully applied to the rights, different PFIC consequences may result for U.S. Holders of the rights.

On the one hand, U.S. Holder may be permitted to make a QEF or mark-to-market election with respect to its rights to acquire our ordinary shares, in which case the PFIC tax consequences described above would not apply, and the QEF and mark-to-market rules described above would apply to such rights. On the other hand, if a U.S. Holder is not permitted to make a QEF or mark-to-market election with respect to such rights, then the PFIC tax consequences described above would apply to such rights, and not the QEF or mark to market rules. Because of the uncertainty regarding the characterization of the rights for PFIC purposes, this discussion of the PFIC rules does not assert which of the varying theories of the characterization of the rights will ultimately be upheld under U.S. federal income tax law. Therefore, potential investors are strongly urged to consult with their own tax advisors regarding an investment in the rights offered hereunder as part of units offering.

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

We urge U.S. Holders to consult their own tax advisors regarding the possible application of the PFIC rules in their particular situation.

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

In July 2015, our initial shareholders purchased an aggregate of 1,437,500 founder shares for an aggregate purchase price of $25,000, or approximately $0.017 per share. The founder shares will be worthless if we do not consummate an initial business combination. In addition, our sponsor purchased an aggregate of 497,671 insider units, each consisting of one ordinary share, a right to receive 1/10 of an ordinary share, and a warrant to purchase 1/2 of one ordinary share, for an aggregate purchase price of $4,976,710 that will also be worthless if we do not consummate our initial business combination. In addition, our sponsor has loaned the Company $500,000 pursuant to a note, which becomes due on the date on which the Company consummates a business combination. All of the $500,000 is convertible, in whole or in part, at the payee’s election, upon the consummation of the Business Combination, into units, at a price of $10.00 per unit. These units will be identical to the private units issued in a private placement in connection with Company’s IPO. In addition, in connection with the Extension Meeting, our sponsor agreed to contribute an aggregate of approximately $153,000 to the Company within seven calendar days from the beginning of each such calendar month (or portion thereof), with the initial Contribution contributed by April 27, 2017. If the Company takes the full time through August 21, 2017 to complete the initial business combination (which is currently anticipated), the redemption amount per share at the meeting for such an initial business combination or the Company’s subsequent liquidation will be approximately $10.52 per share. The amount of the Contribution will not bear interest and will be repayable by the Company to the sponsor upon consummation of an initial business combination. If we do not consummate an initial business combination, the conversion feature of any such notes will be worthless, and the sponsor have limited recourse to be repaid any unpaid principal under such notes.

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

The net proceeds from our initial public offering provided us with approximately $60,400,000 that we may use to complete our initial business combination. After redemptions of 653,996 ordinary shares, for an aggregate of approximately $6.8 million, in connection with the Extension Meeting, we have approximately $53,477,973 in the trust account.

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

Since we have no specified percentage threshold for redemption contained in our memorandum and articles of association, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate an initial business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public shareholders electing redemption exceeded the maximum redemption threshold pursuant to which such company could proceed with our initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our sponsor, officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination. The Merger Agreement with Borqs requires that, unless waived by mutual agreement of the parties, the amount in the Pacific trust account, together with the proceeds from the Backstop or any Commitment Investment, shall be no less than $24,000,000. As discussed above, in connection with the Business Combination, our sponsor agreed to purchase up to $24.0 million of Pacific ordinary shares through the Backstop, although our sponsor is entitled, at its sole election, to purchase additional Pacific ordinary shares in excess of such $24.0 million Closing Proceeds requirement.

Holders of rights and warrants will not participate in liquidating distributions if we are unable to complete an initial business combination within the required time period.

If we are unable to complete an initial business combination within the required time period and we liquidate the funds held in the trust account, the rights and warrants will expire and holders will not receive any of such proceeds with respect to the rights and warrants. In this case, holders of rights and warrants are treated in the same manner as holders of rights and warrants of blank check companies whose units are comprised of shares, rights and warrants, as the rights and warrants in those companies do not participate in liquidating distributions. Nevertheless, the foregoing may provide a financial incentive to public shareholders to vote in favor of any proposed initial business combination as their rights would entitle the holder to receive one-tenth of a share of ordinary shares upon consummation of such business combination or to purchase one-half of one ordinary share, resulting in an increase in their overall economic stake in our company. If a business combination is not consummated, the rights and warrants will expire and will be worthless.

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

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. In addition, pursuant to the terms of the Merger Agreement with Borqs, upon the closing, after giving effect to the redemptions and the Backstop or Commitment Investments, there must be at least $24 million in cash (unless waived by mutual agreement of the parties) available at the closing from the trust funds and the shares issued in the Backstop or Commitment Investments. If the number of our public shareholders electing to exercise their redemption rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public shareholders may have to remain shareholders of our company and wait until August 21, 2017 in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

We will offer each public shareholder the option to vote in favor of the proposed business combination and still seek redemption of his, her or its shares.

In connection with any meeting held to approve an initial business combination, we will offer each public shareholder (but not our initial shareholders, officers or directors) the right to have his, her or its ordinary shares redeemed for cash (subject to the limitations described elsewhere in this report) regardless of whether such shareholder votes for or against such proposed business combination; provided that a shareholder must in fact vote for or against a proposed business combination in order to have his, her or its ordinary shares redeemed for cash. If a shareholder fails to vote for or against a proposed business combination, that shareholder would not be able to have his ordinary shares so redeemed. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and a majority of the outstanding ordinary shares voted are voted in favor of the business combination. This is different than other similarly structured blank check companies where shareholders are offered the right to redeem their shares only when they vote against a proposed business combination. This threshold and the ability to seek redemption while voting in favor of a proposed business combination may make it more likely that we will consummate our initial business combination. The Merger Agreement with Borqs requires that, unless waived by mutual agreement of the parties, the amount in the Pacific trust account, together with the proceeds from the Backstop or any Commitment Investment, shall be no less than $24,000,000. As discussed above, in connection with the Business Combination, our sponsor agreed to purchase up to $24.0 million of Pacific ordinary shares through the Backstop, although our sponsor is entitled, at its sole election, to purchase additional Pacific ordinary shares in excess of such $24.0 million Closing Proceeds requirement.

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

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s shareholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our memorandum and articles of association provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the ordinary shares, may be amended if approved by holders of 65% (or 50% if approved in connection with our initial business combination) of our outstanding ordinary shares attending and voting on such amendment. Prior to our initial business combination, if we seek to amend any provisions of our memorandum and articles of association relating to shareholders’ rights or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our memorandum and articles of association. Other provisions of our memorandum and articles of association may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our ordinary shares and other provisions of our memorandum and articles of association may be amended if approved by a majority of the votes of shareholders attending and voting on such amendment or by resolution of the directors. Our initial shareholders, which beneficially own approximately 27.4% of our ordinary shares, will participate in any vote to amend our memorandum and articles of association and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our memorandum and articles of association which govern our pre-business combination and the rights and obligations attaching to the ordinary shares behavior more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree. However, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem the public shares of any public shareholder without the consent of that holder, if we are unable to consummate our initial business combination by August 21, 2017.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own approximately 27.4% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our memorandum and articles of association. If we or any of our initial shareholders purchase any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our ordinary shares. In addition, our board of directors, is and will be divided into two classes, each of which will generally serve for a term of two years with only one class of directors being elected in each year. It is possible that there will not be an annual meeting of shareholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the consummation of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls beginning with this Report. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

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

Our memorandum and articles of association permits the board of directors by resolution to amend the memorandum and articles of association including to designate rights, preferences, designations and limitations attaching to the preferred shares as they determine in their discretion, without shareholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of the preferred shares would be set by the board of directors and could operate to the disadvantage of the outstanding ordinary shares the holders of which would not have any pre-emption rights in respect of such an issue of preferred shares. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred shares in connection with our initial business combination. Notwithstanding the foregoing, we and our directors and officers have agreed not to propose any amendment to our memorandum and articles of association that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by August 21, 2017.

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period or revenues exceeds $1.07 billion, or the market value of our ordinary shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, ordinary shares, rights and warrants as reported on the NASDAQ Capital Market for the years ended June 30, 2016 and 2017.

Period	Units		Ordinary Shares		Warrants		Rights
Fiscal Year Ended June 30, 2016	Low	High	Low	High	Low	High	Low	High
October 15, 2015 through December 31, 2015	$9.90	$10.15	$9.80	$9.92	$0.07	$0.14	$0.20	$0.27
January 1, 2016 through March 31, 2016	$9.95	$10.20	$9.86	$10.02	$0.06	$0.10	$0.12	$0.20
April 1, 2016 through June 30, 2016	$10.15	$12.24	$10.00	$10.43	$0.07	$0.10	$0.09	$0.23
Fiscal Year Ended June 30, 2017
July 1, 2016 through September 30, 2016	$10.30	$10.70	$10.06	$10.34	$0.08	$0.14	$0.14	$0.24
October 1, 2016 through December 31, 2016	$10.46	$13.63	$10.20	$10.40	$0.10	$0.33	$0.15	$0.53
January 1, 2017 through March 31, 2017	$10.82	$11.35	$10.25	$10.40	$0.20	$0.35	$0.38	$0.55
April 1, 2017 through June 30, 2017	$10.94	$11.52	$10.25	$10.46	$0.34	$0.52	$0.38	$0.67

On August 14, 2017, our units had a closing price of $10.50, our ordinary shares had a closing price of $9.60, our warrants had a closing price of $0.33 and our rights had a closing price of $0.585.

Holders

On August 14, 2017, there were three holders of record of our units, ten holders of record of our ordinary shares, one holder of record of our warrants and one holder of record of our rights.

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

Securities Authorized for Issuance Under Equity Compensation Plans.

None.

Recent Sales of Unregistered Securities

None.

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

Recent Developments

Extension Meeting

In connection with the Company’s April 19, 2017 meeting of shareholders to approve an extension of the date to complete an initial business combination from April 20, 2017 to August 21, 2017, a total of 653,996 ordinary shares were redeemed. As a result, an aggregate of approximately $6.8 million (or approximately $10.40 per share) was removed from the Trust Account to pay such holders.

As indicated in the Company’s proxy statement and related supplement for the Extension Meeting, our sponsor agreed to contribute to the Company as a loan $0.03 for each public share that was not redeemed, for each calendar month (commencing on April 20, 2017 and on the 20th day of each subsequent month), or portion thereof, that is needed by the Company to complete an initial business combination from April 20, 2017 until August 21, 2017, to be deposited in the trust account within seven calendar days from the beginning of such calendar month (or portion thereof). Accordingly, our sponsor agreed to contribute an aggregate of approximately $153,000 to the Company within seven calendar days from the beginning of each such calendar month (or portion thereof), with the initial Contribution contributed by April 27, 2017. If the Company takes the full time through August 21, 2017 to complete the initial business combination (which is currently anticipated), the redemption amount per share at the meeting for such an initial business combination or the Company’s subsequent liquidation will be approximately $10.52 per share. The amount of the Contribution will not bear interest and will be repayable by the Company to the sponsor upon consummation of an initial business combination.

Merger Agreement

As discussed above, on December 27, 2016, we entered into a Merger Agreement, pursuant to which, among other things and subject to the terms and conditions contained therein, the Company will effect an acquisition of Borqs.

The Merger shall become effective at the time when the Plan of Merger is registered by the Registrar of Companies of the Cayman Islands. As a result of the consummation of the Merger, at the Effective Time, and subject to the terms and conditions set forth in the Merger Agreement, the holders of the issued and outstanding shares in the share capital of Borqs will receive Pacific ordinary shares, the holders of Borqs issued and outstanding warrants will receive Replacement Warrants, and the holders of Borqs issued and outstanding options will have their options assumed by Pacific and will instead acquire Assumed Options.

The total number of Pacific ordinary shares to be received by Sellers at the Effective Time will be based on the adjusted equity valuation of Borqs as of the Closing, with such adjusted equity valuation divided by US$10.40. The adjusted equity valuation of Borqs as of the Closing will be determined by starting with a base valuation of US$270.0 million, deducting the amount of indebtedness (net of cash) of Borqs as of the last business day before the Closing (but treating any amounts contingent upon the Closing as not being contingent), increasing such valuation to the extent that the net working capital (excluding indebtedness and cash) of Borqs as of the Reference Time is greater than US$11.0 million or decreasing such valuation to the extent that the net working capital (excluding indebtedness and cash) of Borqs as of the Reference Time is less than US$9.0 million, and increasing such valuation to the extent that Pacific’s outside accounting and legal expenses incurred in connection with the negotiation, preparation and consummation of the Merger Agreement (but excluding any deferred initial public offering costs or costs incurred with any Commitment Investment or any costs incurred in connection with an extension of Pacific’s deadline to consummate a business combination, if sought) exceed US$1.0 million. The adjusted equity valuation will be determined by mutual agreement of Borqs and Pacific based on estimates of the foregoing factors as of the Closing, without any post-Closing adjustments.

Of the Merger Consideration Shares to be issued, between 2,352,285 and 3,846,154 of such shares will be contingent and deposited in escrow to be released (or with respect to the Backstop Guarantee Shares and Commitment Escrow Shares, as described below, to be cancelled in connection with an issuance of replacement shares by Pacific) to the Sellers in the event certain net income earnout conditions are met during the period from July 1, 2017 to June 30, 2018. Four percent (4%) of (a) the shares otherwise due to the Sellers at the Closing (excluding any Earnout Shares), or approximately 885,315 shares assuming that the full 3,846,154 Earnout Shares are issued and that, based on the unaudited pro forma financial statements included in this proxy statement, the adjusted equity valuation of Borqs is $270,182,000 as of the closing and (b) any Earnout Shares earned by the Sellers will be deposited in escrow to support certain indemnification obligations under the Merger Agreement, and released on the 18 month anniversary of the Closing, subject to amounts reserved for indemnification claims then pending or unpaid. Each Borqs shareholder as of the Effective Time will receive its pro rata portion of the Merger Consideration Shares, less its pro rata portion of the Earnout Shares and the Indemnity Escrow Shares as described above, based on the number of Borqs shares held by such Seller (with any Borqs preferred shares treated on an as-converted into Borqs ordinary share basis), except that any Seller who validly exercises dissenters rights under Part XVI of the Companies Law (2016 Revision) of the Cayman Islands will not be entitled to receive its pro rata share of the Merger Consideration Shares.

The number of Earnout Shares due to the Sellers shall be based on the consolidated net income of Pacific and its subsidiaries, subject to certain adjustments, for the twelve month period from July 1, 2017 to June 30, 2018. The exact number of Earnout Shares will be based on the aggregate of the funds left in Pacific’s trust account after redemptions in connection with the Merger and the proceeds from any third party equity financing to be conducted by Pacific prior to the closing of the Merger, including pursuant to the Backstop and any Commitment Investment, with there being 2,352,285 Earnout Shares if the Closing Proceeds are $24.0 million and the number of Earnout Shares increasing on a linear sliding scale, up to 3,846,154 Earnout Shares if the Closing Proceeds are $57.5 million. In order for the Sellers to receive the full Earnout Shares, Pacific will need to achieve at least $20.0 million in Adjusted Net Income during the Earnout Period, and if the Adjusted Net Income is greater than $18.0 million but less than $20.0 million, the Sellers will receive a pro-rated amount of the Earnout Shares on a linear sliding scale with zero Earnout Shares earned at $18.0 million in Adjusted Net Income and the full Earnout Shares earned at $20.0 million in Adjusted Net Income. We believe that the aggregate funds left in the trust account and private placement after the redemption of 3,841,131 of our public shares and the Closing Proceeds pursuant to the Backstop and any Commitment Investment will aggregate $24.0 million.

Between 1,282,051 and 2,352,285 of the Earnout Shares will be issued in the name of the sponsor in consideration of entering into the Backstop and Subscription Agreement (as described below). To the extent there is any Commitment Investment, up to 2,564,103 of the Earnout Shares will be issued in the name of qualified institutional buyers or institutional accredited investors who enter into agreements with the Purchaser to commit to purchase or otherwise continue to own (and not redeem) Purchaser Ordinary Shares through the Closing pursuant to such Commitment Investment. Commitment Investors will be allocated Commitment Escrow Shares at a rate equal to approximately 44,593 Commitment Escrow Shares per $1,000,000 of committed investment, and the total number of Commitment Escrow Shares will depend on the amount of aggregate investment from all Commitment Investors. The Commitment Escrow Shares will be derived from either the Backstop Guarantee Shares or the Net Income Shares, depending on the amount and source of the funds left in Pacific’s trust account after redemptions. Any remaining Earnout Shares, after accounting for the Backstop Guarantee Shares and the Commitment Escrow Shares, will be issued in the name of the Sellers and deposited into escrow.

The sponsor and the Commitment Investors will be entitled to all voting rights and dividend rights (other than equity securities paid as dividends) with respect to the Backstop Guarantee Shares and the Commitment Escrow Shares while they are held in escrow. The Sellers will be entitled to all voting rights and dividend rights (other than equity securities paid as dividends) with respect to the Net Income Shares while such Net Income Shares are held in escrow. To the extent the Earnout conditions are not met, the Backstop Guarantee Shares will be released to the sponsor, the Commitment Escrow Shares will be released to the Commitment Investors, and the Net Income Shares will be cancelled. To the extent that the Earnout conditions are met or partially met, the resulting portion of Backstop Guarantee Shares and the Commitment Escrow Shares will be cancelled and equivalent replacement shares will be issued to the Sellers, and the resulting portion of Net Income Shares will be released to the Sellers; in each case, 4% of all such shares will be deposited in escrow and added to the existing indemnity escrow as described in further detail below. The indemnity escrow will be the sole source to pay for the Sellers’ indemnification obligations under the Merger Agreement, to be released on the 18 month anniversary of the Closing, subject to amounts reserved for indemnification claims then pending or unpaid.

Holders of issued and outstanding Borqs warrants will receive Replacement Warrants, which will be subject to substantially the same terms and conditions as Pacific’s warrants issued as part of the units in Pacific’s IPO, except that the number of shares and exercise price thereunder will each be equitably adjusted for the Merger based on the number of Merger Consideration Shares as compared to the number of issued and outstanding Borqs shares immediately prior to the Effective Time.

Pursuant to the terms of the lock-up agreements to be entered into by each Seller and each holder of a Borqs warrant, Sellers will not transfer, assign or sell any remaining Merger Consideration Shares received and held outside of escrow or the Replacement Warrants for a period of one year from the closing of the Business Combination (which period may be shortened under certain circumstances).

Pacific will assume the obligations under the Assumed Options (including the applicable provisions of the plan under which they were issued), except that the number of shares and exercise price thereunder will be based on the number of Borqs shares and exercise price under the applicable Assumed Option, with each equitably adjusted for the Merger based on the number of Merger Consideration Shares as compared to the number of issued and outstanding Borqs shares immediately prior to the Effective Time.

Backstop and Subscription Agreement

In connection with the execution of an amendment to the Merger Agreement on May 10, 2017 (with such amendment further amended with the execution of a second amendment to Merger Agreement on June 29, 2017), Pacific and our sponsor entered into a Backstop and Subscription Agreement on May 11, 2017, pursuant to which our sponsor agreed to purchase up to $24.0 million of Pacific ordinary shares through (i) open market or privately negotiated transactions with third parties (with the sponsor not obligated to pay a price of greater than $10.40 per share), (ii) a private placement at a price of $10.40 per share with consummation to occur concurrently with that of the Business Combination or (iii) a combination thereof, in order to ensure that there is at least $24.0 million in Closing Proceeds, although the sponsor is entitled, at its sole election, to purchase additional Pacific ordinary shares in excess of such $24.0 million Closing Proceeds requirement. As consideration for the Backstop, the sponsor will be entitled to receive the Backstop Guarantee Shares subject to the terms and conditions of the Merger Agreement, as amended. In connection with the Backstop and Subscription Agreement, at the Closing, Pacific and the sponsor will enter into a registration rights agreement, in a form to be agreed upon, with respect to the shares purchased in connection with the Backstop and Subscription Agreement and any Backstop Guarantee Shares released from escrow to and retained by the sponsor. We believe that the aggregate funds left in the trust account and private placement after the redemption of 3,841,131 of our public shares and the Closing Proceeds pursuant to the Backstop and any Commitment Investment will aggregate $24.0 million.

Pacific and Borqs may also obtain commitments from Commitment Investors to participate in a Commitment Investment to purchase Pacific’s ordinary shares through (i) open market or privately negotiated transactions with third parties, (ii) purchases of restricted shares to occur concurrently with that of the Business Combination, or (iii) a combination thereof. Any such Commitment Investors who participate in a Commitment Investment will have the right to receive Commitment Escrow Shares, and may receive registration rights in connection with the Commitment Investment. As of the date hereof, no such commitments have been made, and we are not required to obtain any such commitments.

Special Meeting of Shareholders

On August 10, 2017, we held a special meeting of shareholders to approve the Business Combination. At such meeting, the Business Combination and related proposals were approved. In connection with the meeting, 3,841,131 of our public shares were validly presented to us for redemption. Investors should review the Proxy Statement filed on July 14, 2017 for additional information regarding anticipated ownership.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2017 relates to our formation, our Initial Public Offering and private placement and the identification and evaluation of prospective candidates for a Business Combination. Since the completion of our Initial Public Offering, we have not generated any operating revenues and will not generate such revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on cash and securities held, which we expect to be insignificant in view of the low interest rates on risk-free investments. We have incurred expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses and other expenses relating to our efforts to consummate a Business Combination

For the year ended June 30, 2017, we had a net loss of $1,765,534, mainly consisting of operating costs, target identification expenses and expenses related to the Merger with Borqs of $1,966,191, offset by interest income on marketable securities held in our Trust Account of $185,047, and an unrealized gain on marketable securities held in our Trust Account of $15,610.

For the year ended June 30, 2016, we had a net loss of $392,286, mainly consisting of formation, operating costs and target identification expenses of $469,484 and an unrealized loss on marketable securities held in our Trust Account of $14,290, offset by interest income on marketable securities held in our Trust Account of $91,488.

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

As of June 30, 2017, we had marketable securities held in the Trust Account of $53,550,304, substantially all of which is invested in U.S. treasury bills with a maturity of 180 days or less. Interest income earned on the balance in the Trust Account may be available to us to pay taxes or for working capital purposes. Since inception, we have withdrawn approximately $185,000 of interest income from the Trust Account in order to fund working capital requirements.

As of June 30, 2017, we had cash of $319,312 held outside the Trust Account, which is available for use by us to cover the costs associated with identifying a target business, negotiating a Business Combination, due diligence procedures and other general corporate uses. In addition, as of June 30, 2017, we had accounts payable and accrued expenses of $265,820.

For the year ended June 30, 2017, cash used in operating activities amounted to $1,023,816, mainly resulting from a net loss of $1,765,534, interest earned on marketable securities held in the Trust Account of $185,047 and an unrealized gain on marketable securities held in the Trust Account of $15,610, offset by non-cash compensation expense of $800,000. Changes in our operating assets and liabilities provided cash of $142,375.

For the year ended June 30, 2016, cash used in operating activities amounted to $376,038, mainly resulting from a net loss of $392,286 and interest earned on marketable securities held in the Trust Account of $91,488, offset by an unrealized loss on marketable securities held in the Trust Account of $14,290. Changes in our operating assets and liabilities provided cash of $93,446.

As of June 30, 2017, certain members of our management incurred an aggregate of $286,246 of target identification expenses. The advances are non-interest bearing, unsecured and are payable upon the consummation of the Business Combination.

We intend to use substantially all of the funds held in the Trust Account to acquire Borqs and to pay our expenses relating thereto, including a fee payable to EBC for its services in connection with our Business Combination upon the consummation of such combination in an amount equal to $1,750,000. To the extent that our capital stock is used in whole or in part as consideration to effect our Business Combination, the remaining proceeds held in the Trust Account, as well as any other net proceeds not expended, will be used as working capital to finance the operations of Borqs. Such working capital funds could be used in a variety of ways including continuing or expanding Borqs’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our Business Combination if the funds available to us outside of the Trust Account were insufficient to cover such expenses.

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

During the three months ended June 30, 2017, the sponsor loaned us $459,000 to fund the Extension Amendment. The Contribution is non-interest bearing and payable upon the consummation of a Business Combination. On July 27, 2017, the sponsor loaned us an additional $153,000.

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

Critical Accounting Policies

The preparation of consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. The Company has not identified any critical accounting policies.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Report.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by the SEC rules and regulations for the implementation of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at June 30, 2017. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at June 30, 2017.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. As we are an emerging growth company, management's report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Jian Tu	57	President and Chairman of the Board
Zhouhong Peng	59	Chief Executive Officer and Chief Financial Officer
Guoxiong Luo	52	Director
David Boris	57	Director
Jason Zexian Shen	63	Director
Honghui Deng	48	Director
Yaqi Feng	35	Chief Operating Officer and Secretary

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

Mr. Guoxiong Luo has been one of our directors since October 2015. Since 2007, Mr. Luo has served as the Assistant Chairman and the Head of Global Business Department for Pacific Securities Co., Ltd. Mr. Luo worked as the Chief Financial Officer and President of China Exhibition Investment and Development Co., Ltd. from 2005 to 2007. From 1990 to 2005, he worked at Zhongjingxin Investment Co., Ltd., most recently as Vice General Manager and Chairman of the Board. Mr. Luo worked as the accountant in the China Council for the Promotion of International Trade from 1988 to 1990. Mr. Luo received a Bachelor’s Degree in Economy, Finance and Accounting from Zhongnan University of Economics and Law in the year of 1988.

We believe Mr. Luo is well-qualified to serve as a member of the board because of his experience in global trade and investment management activities.

Mr. David Boris has been one of our directors since July 2015. He has over 30 years of Wall Street experience in mergers and corporate finance and has been involved in 13 SPAC transactions as an advisor, investment banker and/or board member, including nine business combinations totaling over $3.4 billion. Since November 2016, he has served as co-Chief Executive Officer, Chief Financial Officer and a director of Forum Merger Corporation, a SPAC that consummated its initial public offering in April 2017. He served as advisor to Limbach Holdings in connection with its merger with 1347 Capital Corp., a SPAC, from 2015 to 2016. From November 2010 to May 2013, Mr. Boris served as Chairman of Primcogent Solutions LLC, leading the board during the period of the company’s preparation to seek reorganization by way of a voluntary bankruptcy petition, which was filed in 2013. Mr. Boris served as a director of Trio Merger Corp., a SPAC, from its inception through its business combination with SAExploration. Mr. Boris served as Senior Managing Director and Head of Investment Banking at Pali Capital, Inc., an investment banking firm, from 2007 to 2010, and was a founding member and Managing Director of Morgan Joseph & Co. Inc., an investment banking firm, from 2001 to 2007, where he was head of both the Financial Sponsors and Media Groups. Mr. Boris served as President of Ladenburg Thalmann Group Inc. from 1999 to 2000, and was also Executive Vice President and Head of Investment Banking at Ladenburg Thalmann & Co. Inc. from 1998 to 2000. In addition, he was a co-founder, director, and a principal shareholder of Brenner Securities Corporation and its successors. Prior to Brenner, Mr. Boris was at Oppenheimer & Company, as a Senior Vice President and Limited Partner.

Mr. Boris began his career as a member of the Business Development Group of W.R. Grace & Company, from 1984 to 1985. He is an active member of the Young Presidents’ Organization. Mr. Boris received a MBA from Columbia University Business School and a BA from Vassar College, cum laude. We believe Mr. Boris is well-qualified to serve as a member of the board due to his wide range of experience in capital market activities as well as his activities in cross-border investments and asset management.

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

Dr. Honghui Deng has been one of our directors since October 2015. Dr. Deng started his education professional career in 1990 as a lecturer in Chongqing University in China. Dr. Deng has been serving as the independent director at 500.com, Ltd. (WBAI.NYSE) since May, 2011. Dr. Deng was the founder and served as the Chief Executive Officer of HHD Consulting Service LLC from 2003 to 2008. He has been serving as a fellow at the Innovation Creativity Capital Institute (IC2) of the University of Texas at Austin since 2010. Dr. Deng also has been teaching as an EMBA/MBA professor at Peking University Guanghua School of Management since 2005. He has been working as an assistant professor at the School of Business of University of Nevada, Las Vegas since 2003. From 1993 to 1997, he worked as an official in the Ministry of Education of China. Dr. Deng has extensive consulting experiences for business firms on long-term strategy, finance and management. He received a Bachelor’s Degree in Electronic Engineering and Business Administration from the School of Electronic Engineering of Chongqing University in 1990 and 1994, and a Ph.D. Degree in Business Administration from Red McCombs School of Business, University of Texas at Austin in 2003.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into two classes with only one class of directors being elected in each year and each class serving a two-year term. The term of office of the Class I directors, consisting of Messrs. Boris and Shen and Dr. Deng, will expire at the 2019 annual meeting of shareholders. The term of office of the Class II directors, consisting of Messrs. Tu and Luo, will expire at the 2018 annual meeting of shareholders.

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

At the closing of the Business Combination, our board of directors and officers will change, as described in the section entitled “Management After the Business Combination” in the Proxy Statement.

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

Compensation Committee

 We have established a compensation committee of the board of directors as required by the rules of the NASDAQ. The rules of NASDAQ require that the compensation committee of a listed company be comprised solely of independent directors. The members of our Compensation Committee are Messrs. Boris and Shen and Dr. Deng. Mr. Shen serves as chairman of the compensation committee. Messrs. Boris and Shen and Dr. Deng meet the independent director standard under NASDAQ’s listing standards. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, as required by the rules of the NASDAQ, including:

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our ordinary shares to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that during the year ended June 30, 2017 there were no delinquent filers.

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

Additionally, on January 10, 2017, we entered into an agreement (the “Director’s Agreement”) to pay Mr. Boris certain additional fees to act a special director to our board of directors in our efforts in closing the Business Combination. Such agreement is effective December 23, 2016 and will continue until the earlier of (i) April 20, 2017, (ii) the closing date of the Business Combination or (iii) Mr. Boris’ resignation or removal as a director of the board or until his successor is duly elected and qualified. The Company will pay Mr. Boris a cash fee of $50,000 payable as follows: (i) $10,000 paid upon execution of the Director’s Agreement, and (ii) thereafter, $10,000 to be paid on a monthly basis; provided, that if any portion of the cash fee remains unpaid at the time the Business Combination is consummated, all such unpaid amounts will be paid at the closing of the Business Combination. As additional compensation, as of December 23, 2016, our Sponsor sold Mr. Boris 80,000 shares of Pacific’s ordinary shares at a purchase price of $0.017 per share, provided, that a portion of the such shares are subject to forfeiture in the event that the Director’s Agreement is terminated for any reason prior to the date of consummation of the Merger (the “Separation Event”) as follows: (i) 75% will be forfeited if a Separation Event occurs before the one month anniversary of the date of the Director’s Agreement; (ii) 50% will be forfeited if a Separation Event occurs on or after the one month anniversary of the Director’s Agreement and prior to the two month anniversary of the Director’s Agreement; (iii) 25% will be forfeited if a Separation Event occurs on or after the three month anniversary of the Director’s Agreement and prior to the four month anniversary of the Director’s Agreement; and (iv) no shares will be forfeited from and after the four month anniversary of the Director’s Agreement. Such shares are expected to be transferred from the Sponsor to Mr. Boris after the closing of the Business Combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of August 15, 2017 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
Zhengqi International Holding Limited (2)	1,495,171	21.2%
Jian Tu	150,000	2.1%
Zhouhong Peng	80,000	1.1%
David Boris (3)	60,000	*
Yaqi Feng	60,000	*
Guoxiong Luo	30,000	*
Jason Zexian Shen	30,000	*
Honghui Deng	30,000	*
All directors and executive officers as a group (7 individuals)	440,000	6.2%
Polar Asset Management Partners Inc. (4)	530,330	7.5%
AQR Capital Management, LLC (5)	415,000	5.9%
Woodland Partners (6)	399,342	5.7%
Davidson Kempner Partners (7)	416,800	5.9%

*	Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is 855 Pudong South Road, The World Plaza, 27th Floor, Pudong, Shanghai, China 200120.
(2)	Our sponsor is a wholly-owned indirect subsidiary of Pacific Securities Capital Management Co. Ltd., a company incorporated in the People’s Republic of China, which, in turn, is a wholly owned subsidiary of Pacific Securities Co. Ltd., a company incorporated in the People’s Republic of China, in which our Chairman, Mr. Tu, serves as a director and as Chairman of the Strategic Planning Committee and Mr. Luo, one of our directors, serves as Assistant Chairman and the Head of Global Business Department.
(3)	Does not include the 80,000 shares Mr. Boris has agreed to purchase from our sponsor, as discussed under Item 11.
(4)	According to a Schedule 13G/A filed with the SEC on January 10, 2017 on behalf of Polar Asset Management Partners Inc., a Canadian corporation (“Polar”). Polar serves as the investment manager to Polar Multi Strategy Master Fund, a Cayman Islands exempted company ("PMSMF"), with respect to such shares (as defined below) directly held by PMSMF. The business address of this shareholder is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.

(5)	According to a Schedule 13G filed with the SEC on February 16, 2016 on behalf of AQR Capital Management, LLC, a wholly owned subsidiary of AQR Capital Management Holdings, LLC. The business address of this shareholder is 2 Greenwich Plaza, Greenwich, Connecticut 06830.
(6)	According to a Schedule 13G/A filed with the SEC on February 10, 2017 on behalf of Woodland Partners, Barry Rubenstein, Marilyn Rubenstein, Woodland Venture Fund and Woodland Services Corp. Barry Rubenstein is a general partner of Woodland Partners and Woodland Venture Fund, and an officer and director of Woodland Services Corp. Marilyn Rubenstein is a general partner of Woodland Partners and an officer of Woodland Services Corp. Mr. Rubenstein is the husband of Marilyn Rubenstein. The business address of these shareholders is 68 Wheatley Road, Brookville, New York 11545.
(7)	According to a Schedule 13G/A filed with the SEC on February 9, 2017 on behalf of Davidson Kempner Partners, Davidson Kempner Institutional Partners, L.P., Davidson Kempner International Ltd., Davidson Kempner Capital Management LP, Thomas L. Kempner, Jr. and Robert J. Brivio, Jr. Mr. Kempner and Mr. Brivio are responsible for the voting and investment decisions relating to the securities held by such reporting persons. The business address of these shareholders is 520 Madison Avenue, 30th Floor, New York, New York 10022.

Changes in Control

Pursuant to the Merger Agreement, upon or before the closing of the Business Combination, we anticipate increasing the size of our board of directors from five to seven directors and reclassifying our board into three classes. All incumbent directors of Pacific except Dr. Deng and Mr. Shen have informed us that they will resign from our board of directors upon closing of the Business Combination. Our board of directors intends to appoint five directors to fill the vacancies left by these directors and by the increase in board size. One of the directors will be nominated by Pacific, three will be nominated by Borqs (at least one of whom will be required to be independent), and one (who will be required to be independent) will be nominated jointly by Pacific and Borqs. If the Business Combination is consummated, our board of directors will consist of: Yaqi Feng, the current Chief Operating Officer and Secretary of Pacific; Pat Sek Yuen Chan and Joseph Wai Leung Wong, incumbent directors of Borqs; Jason Zexian Shen and Honghui Deng, incumbent independent directors of Pacific; and two new independent directors, Eric Tao and Bill Huang. It is presently contemplated that, immediately following the consummation of the Business Combination and subject to our amended charter becoming effective under the laws of the British Virgin Islands, our new board of directors will exercise its rights under our memorandum and articles of association as then amended (if approved) to reclassify our board into three classes pursuant to our amended charter, it is anticipated that Dr. Deng and Mr. Huang will serve as Class I directors, Mr. Shen and Mr. Wong will serve as Class II directors and Mr. Tao, Mr. Chan and Ms. Feng will serve as Class III directors. In the event that the board of directors is so reclassified, our amended charter, if adopted, allows for the terms and classification of any continuing directors elected prior to the Business Combination or their successors or replacements to modified and changed in order to align with the classifications and terms set out above and below. Members of Class I will serve as directors until our annual meeting in 2018, members of Class II will serve as directors until our annual meeting in 2019 and members of Class III will serve as directors until our annual meeting in 2020.

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

We pay each of our independent directors an annual retainer of $30,000 (to be prorated for a partial term), payable in arrears commencing on October 20, 2016 and ending on the earlier of the consummation of our initial business combination and our liquidation. Our sponsor paid Mr. Boris, one of our directors, a $50,000 consulting fee as compensation for advisory services provided by Mr. Boris to our sponsor prior to our initial public offering in connection with selecting potential underwriters, attorneys, accountants and other necessary professionals for such offering. In addition, as of December 23, 2016, our Sponsor sold Mr. Boris 80,000 shares of Pacific’s ordinary shares at a purchase price of $0.017 per share, provided, that a portion of such shares were subject to forfeiture, as described in Item 11. Such shares will be transferred following the consummation of the Business Combination.

Prior to our initial public offering, our sponsor advanced to us an aggregate of $90,917 and loaned to us $300,000 to cover expenses related to such offering. We repaid these advances and loan from the proceeds of our initial public offering not placed in the trust account.

As of June 30, 2017, certain members of our management incurred an aggregate of $286,246 of target identification expenses. The advances are non-interest bearing, unsecured and are payable upon the consummation of the Business Combination.

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

Our sponsor has loaned the Company $500,000 pursuant to a note, which becomes due on the date on which the Company consummates a business combination. All of the $500,000 is convertible, in whole or in part, at the payee’s election, upon the consummation of the Business Combination, into units, at a price of $10.00 per unit. These units will be identical to the private units issued in a private placement in connection with Company’s IPO.

In connection with the Extension Meeting, our sponsor agreed to contribute an aggregate of approximately $153,000 to the Company within seven calendar days from the beginning of each such calendar month (or portion thereof), with the initial Contribution contributed by April 27, 2017. If the Company takes the full time through August 21, 2017 to complete the initial business combination (which is currently anticipated), the redemption amount per share at the meeting for such an initial business combination or the Company’s subsequent liquidation will be approximately $10.52 per share. The amount of the Contribution will not bear interest and will be repayable by the Company to the sponsor upon consummation of an initial business combination.

In connection with the execution of an amendment to the Merger Agreement on May 10, 2017 (with such amendment further amended with the execution of a second amendment to Merger Agreement on June 29, 2017), Pacific and our sponsor entered into a Backstop and Subscription Agreement on May 11, 2017, pursuant to which our sponsor agreed to purchase up to $24.0 million of Pacific ordinary shares through (i) open market or privately negotiated transactions with third parties (with the sponsor not obligated to pay a price of greater than $10.40 per share), (ii) a private placement at a price of $10.40 per share with consummation to occur concurrently with that of the Business Combination or (iii) a combination thereof, in order to ensure that there is at least $24.0 million in Closing Proceeds, although the sponsor is entitled, at its sole election, to purchase additional Pacific ordinary shares in excess of such $24.0 million Closing Proceeds requirement. As consideration for the Backstop, the sponsor will be entitled to receive the Backstop Guarantee Shares subject to the terms and conditions of the Merger Agreement, as amended. In connection with the Backstop and Subscription Agreement, at the Closing, Pacific and the sponsor will enter into a registration rights agreement, in a form to be agreed upon, with respect to the shares purchased in connection with the Backstop and Subscription Agreement and any Backstop Guarantee Shares released from escrow to and retained by the sponsor.

Pacific and Borqs may also obtain commitments from Commitment Investors to participate in a Commitment Investment to purchase Pacific’s ordinary shares through (i) open market or privately negotiated transactions with third parties, (ii) purchases of restricted shares to occur concurrently with that of the Business Combination, or (iii) a combination thereof. Any such Commitment Investors who participate in a Commitment Investment will have the right to receive Commitment Escrow Shares, and may receive registration rights in connection with the Commitment Investment. As of the date hereof, no such commitments have been made, and we are not required to obtain any such commitments.

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

Pursuant to a registration rights agreement we entered into on October 14, 2016, our initial shareholders and EBC and their permitted transferees can demand that we register the founder shares, the private units and underlying securities and any securities issued upon conversion of working capital loans. The holders of the majority of the founder shares are entitled to demand that we register these shares at any time commencing three months prior to the first anniversary of the consummation of our initial business combination. The holders of the private units (or underlying securities) are entitled to demand that we register these securities at any time after we consummate our initial business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the consummation of our initial business combination.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees billed by Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods, and other required filings with the SEC for the year ended June 30, 2016 totaled $63,630 and for the year ended June 30, 2017 totaled $54,364. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees,” including fees related to our proxy statement filed in connection with our acquisition of Borqs. These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended June 30, 2017, fees for audit-related services totaled $40,000. We did not pay Marcum for consultations concerning financial accounting and reporting standards during the year ended June 30, 2016. During the years ended June 30, 2016 and 2017, we did not pay Marcum for consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Marcum for tax planning and tax advice for the years ended June 30, 2016 and June 30, 2017.

All Other Fees. We did not pay Marcum for other services for the years ended June 30, 2016 and 2017.

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 14, 2015, between the Company and EBC as representative of the underwriters (1)
1.2	Letter Agreement, dated October 14, 2015, between the Company and EBC (1)
2.1	Merger Agreement, dated as of December 27, 2016, by and among Pacific Special Acquisition Corp., Zhengqi International Holding Limited, in its capacity as the Purchaser Representative thereunder, PAAC Merger Subsidiary Limited, Zhengdong Zou, in its capacity as the Seller Representative thereunder, Borqs International Holding Corp, and, for limited purposes thereunder Zhengqi International Holding Limited (5)
2.2	First Amendment to Merger Agreement, dated as of May 10, 2017, by and among Pacific Special Acquisition Corp., Zhengqi International Holding Limited, in its capacity as the Purchaser Representative thereunder, PAAC Merger Subsidiary Limited, Zhengdong Zou, in its capacity as the Seller Representative thereunder, and Borqs International Holding Corp (6)
2.3	Second Amendment to Merger Agreement, dated as of June 29, 2017, by and among Pacific Special Acquisition Corp., Zhengqi International Holding Limited, in its capacity as the Purchaser Representative thereunder, PAAC Merger Subsidiary Limited, Zhengdong Zou, in its capacity as the Seller Representative thereunder, and Borqs International Holding Corp (7)
3.1	Amended and Restated Memorandum of Association (1)
4.1	Warrant Agreement, dated October 14, 2015, between the Company and Continental Stock Transfer & Trust Company (1)
4.2	Rights Agreement, dated October 14, 2015, between the Company and Continental Stock Transfer & Trust Company (1)
4.3	Form of Unit Purchase Option between the Registrant and EBC (3)
10.1	Investment Management Trust Agreement, dated October 14, 2015, between the Company and Continental Stock Transfer & Trust Company (1)
10.2	Registration Rights Agreement, dated October 14, 2015, between the Company and securityholders (1)
10.3	Letter Agreement, dated October 14, 2015, among the Company, EBC and each shareholder, director and officer of the Company (1)
10.4	Administrative Services Agreement, dated October 14, 2015, between the Company and Jian Tu (1)
10.5	Escrow Agreement, dated October 14, 2015, among the Company, initial shareholders and Continental Stock Transfer & Trust Company (1)
10.6	Securities Purchase Agreement, dated July 29, 2015, between the Company and Jason Zexian Shen (4)
10.7	Securities Purchase Agreement dated July 31, 2015, between the Company and Zhengqi International Holding Limited (4)
10.8	Amended and Restated Unit Purchase Agreement, dated October 12, 2015, between the Registrant and sponsor (2)
10.9	Amended and Restated Unit Purchase Agreement. dated October 12, 2015, between the Registrant and EBC (2)
10.10	Form of Indemnity Agreement (3)
10.11	Form of Voting Agreement, by and among Pacific Special Acquisition Corp., Borqs International Holding Corp, and the shareholder of Borqs International Holding Corp party thereto (5)
10.12	Form of Lock-Up Agreement, by and among Pacific Special Acquisition Corp., Zhengqi International Holding Limited, in its capacity as the Purchaser Representative, and the shareholder and/or warrant holder of Borqs International Holding Corp party thereto (5)
10.13	Form of Registration Rights Agreement, by and among Pacific Special Acquisition Corp., Zhengqi International Holding Limited, in its capacity as the Purchaser Representative, and the shareholders and warrant holders of Borqs International Holding Corp named therein (5)
10.14	Form of Non-Competition and Non-Solicitation Agreement, by and among the shareholder of Borqs International Holding Corp party thereto, Pacific Special Acquisition Corp., Borqs International Holding Corp and Zhengqi International Holding Limited, in its capacity as the Purchaser Representative (5)
10.15	Form of Letter of Transmittal for shareholders of Borqs International Holding Corp (5)
10.16	Backstop and Subscription Agreement, dated as of May 11, 2017, by and between Pacific Special Acquisition Corp. and Zhengqi International Holding Limited (6)
14	Code of Business and Ethics (3)
31.1*	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)
32.1**	Certification of the Chief Executive Officer and Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on October 20, 2015.
(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on October 13, 2015.
(3)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on September 18, 2015.
(4)	Incorporated by reference to the Company’s Form S-1/A, filed with the Commission on August 17, 2015.
(5)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on January 3, 2017.
(6)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on May 12, 2017.
(7)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 3, 2017.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PACIFIC SPECIAL ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the Board of Directors and Shareholders

of Pacific Special Acquisition Corp.

We have audited the accompanying consolidated balance sheets of Pacific Special Acquisition Corp. (the “Company”) as of June 30, 2017 and 2016, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pacific Special Acquisition Corp. as of June 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Marcum LLP

Marcum LLP

New York, NY

August 16, 2017

PACIFIC SPECIAL ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	June 30,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$319,312	$461,889
Prepaid expenses and other current assets	29,999	86,874
Total Current Assets	349,311	548,763

Cash and marketable securities held in Trust Account	53,550,304	59,877,198

TOTAL ASSETS	$53,899,615	$60,425,961

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$265,820	$180,320
Advance from related parties	286,246	90,000
Convertible promissory note – related party	500,000	-
Promissory note – related party	459,000	-
Total Liabilities	1,511,066	270,320

Commitments and Contingencies
Ordinary shares subject to possible redemption, 4,509,633 and 5,296,589 shares at redemption value as of June 30, 2017 and 2016, respectively	47,388,548	55,155,640

Shareholders' Equity
Preferred shares, no par value; unlimited shares authorized, none issued and outstanding		-
Ordinary shares, no par value; unlimited shares authorized; 2,555,746 and 2,422,786 shares issued and outstanding (excluding 4,509,633 and 5,296,589 shares subject to possible redemption) as of June 30, 2017 and 2016, respectively	7,157,821	5,392,287
Accumulated deficit	(2,157,820)	(392,286)
Total Shareholders' Equity	5,000,001	5,000,001

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$53,899,615	$60,425,961

The accompanying notes are an integral part of the consolidated financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended June 30,
	2017	2016

Operating costs	$1,966,191	$469,484
Loss from operations	(1,966,191)	(469,484)

Other income:
Interest income	185,047	91,488
Unrealized gain (loss) on marketable securities held in Trust Account	15,610	(14,290)
Net Loss	$(1,765,534)	$(392,286)

Weighted average shares outstanding, basic and diluted (1)	2,463,542	2,078,196

Basic and diluted net loss per ordinary share	(0.72)	$(0.19)

(1)	Excludes an aggregate of 4,509,633 and 5,296,589 shares subject to redemption at June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary Shares		Accumulated	Total Shareholders'
	Shares	Amount	Deficit	Equity
Balance – July 1, 2015 (Inception)	-	$-	$-	$-

Ordinary shares issued to initial shareholders	1,437,500	25,000	-	25,000

Sale of 5,000,000 Units, net of underwriters discount and offering expenses	5,000,000	47,947,827	-	47,947,827

Sale of 750,000 over-allotment Units to underwriters, net of underwriters discount	750,000	7,256,250	-	7,256,250

Sale of 531,875 Private Units	531,875	5,318,750	-	5,318,750

Ordinary shares subject to possible redemption	(5,296,589)	(55,155,640)	-	(55,155,640)

Unit purchase options issued to underwriters	-	100	-	100

Net loss	-	-	(392,286)	(392,286)

Balance - June 30, 2016	2,422,786	$5,392,287	$(392,286)	$5,000,001

Non-cash compensation expense	-	800,000	-	800,000

Ordinary shares subject to possible redemption	132,960	965,534	-	965,534

Net loss	-	-	(1,765,534)	(1,765,534)

Balance - June 30, 2017	2,555,746	$7,157,821	$(2,157,820)	$5,000,001

The accompanying notes are an integral part of the consolidated financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net loss	$(1,765,534)	$(392,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Unrealized (gain) loss on marketable securities held in Trust Account	(15,610)	14,290
Interest earned on marketable securities held in Trust Account	(185,047)	(91,488)
Non-cash compensation expense	800,000	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	56,875	(86,874)
Accrued expenses and accounts payable	85,500	180,320
Net cash used in operating activities	(1,023,816)	(376,038)

Cash Flows from Investing Activities:
Cash withdrawn from Trust Account	6,986,551	-
Investment of cash in Trust Account	(459,000)	(59,800,000)
Net cash provided (used) in investing activities	6,527,551	(59,800,000)

Cash Flows from Financing Activities:
Proceeds from issuance of ordinary shares to initial shareholders	-	25,000
Proceeds from sale of Units, net of underwriting discounts paid	-	48,375,000
Proceeds from sale of Private Units	-	5,318,750
Proceeds from over-allotment Units, net of underwriting discounts paid	-	7,256,250
Proceeds from advances from related party	196,246	93,417
Repayment of advances from related party	-	(90,917)
Proceeds from convertible promissory note – related party	500,000	-
Proceeds from promissory note – related party	459,000	-
Redemption of ordinary shares	(6,801,558)	-
Payment of offering costs	-	(339,673)
Proceeds from unit purchase option	-	100
Net cash provided by financing activities	(5,646,312)	60,637,927

Net Change in Cash and Cash Equivalents	(142,577)	461,889
Cash and Cash Equivalents - Beginning	461,889	-
Cash and Cash Equivalents - Ending	$319,312	$461,889

Supplemental disclosure of non-cash investing and financing activities:
Change in value of ordinary shares subject to possible redemption	$(965,534)	$(389,271)
Initial classification of ordinary shares subject to possible redemption	$-	$55,544,911
Payment of offering costs through advances from related party	$-	$87,500

The accompanying notes are an integral part of these financial statements.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

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

At June 30, 2017, the Company had not yet commenced any operations. All activity through June 30, 2017 relates to the Company’s formation, its initial public offering (“Initial Public Offering”), which is described below, identifying a target company for a Business Combination and activities in connection with the pending acquisition of Borqs International Holding Corp. (“Borqs”) described in Note 8.

On August 10, 2017, the Company held a special meeting of shareholders pursuant to which the Business Combination with Borqs was approved by the Company’s shareholders. In connection with the meeting, 3,841,131 of the Company’s ordinary shares were presented for redemption. The parties are seeking to satisfy or negotiate waivers to any remaining closing conditions to the proposed business combination. Without satisfying all remaining closing conditions or receiving all waivers, no assurance can be made as to whether the proposed business combination will be consummated. If the Company does not consummate the Business Combination by the close of business on August 21, 2017, the Company will be required to dissolve and liquidate the Trust Account by returning the then remaining funds in such account to the Company’s then-public shareholders.

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

Following the closing of the Initial Public Offering on October 20, 2015, an amount of $52,000,000 ($10.40 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Units was placed in a trust account (“Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “1940 Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the 1940 Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account as described below.

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

On April 19, 2017, the Company’s shareholder’s approved to extend the period of time for which the Company is required to consummate a Business Combination until August 21, 2017 (the “Extension Amendment”). The number of ordinary shares presented for redemption in connection with the Extension Amendment was 653,996. The Company paid cash in the aggregate amount of $6,801,558, or approximately $10.40 per share, to redeeming shareholders. In addition, the Company’s sponsor has agreed to contribute $0.03 per share to the Trust Account for each Public Share that was not redeemed in connection with the approval of the Extension Amendment, for each 30-day period, or portion thereof, that is needed by the Company to complete a Business Combination from April 20, 2017 through August 21, 2017. Through July 27, 2017, the Company’s sponsor has contributed an aggregate of $612,000 into the Company’s Trust Account (the “Contribution”).

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

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 2. LIQUIDITY

As of June 30, 2017, the Company had $319,312 in its operating bank account, $53,550,304 in cash and marketable securities held in the Trust Account to be used for a Business Combination or to repurchase or redeem its ordinary shares in connection therewith and a working capital deficit of $1,161,755. As of June 30, 2017, approximately $93,000 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations or fund its working capital requirements. Since inception, the Company has withdrawn approximately $185,000 of interest income from the Trust Account in order to fund working capital requirements.

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

As of a June 30, 2017, the Company received an aggregate of $286,246 in advances from management, $500,000 in convertible loans from the Company’s sponsor (see Note 6) and $459,000 in loans from the sponsor to fund the Extension Amendment (see Note 6). The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business through the consummation of the Merger (as defined in Note 8) or its liquidation. However, in order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Company’s sponsor or an affiliate of the sponsor, officers or directors may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion (see Note 6).

NOTE 3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

Cash and cash equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2017 and 2016.

Cash and marketable securities held in Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds of the Initial Public Offering and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of a Business Combination. As of June 30, 2017 and 2016, cash and marketable securities held in the Trust Account consisted of United States Treasury Bills with a maturity date of 180 days or less which are classified as trading securities.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the British Virgin Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits as of June 30, 2017 and 2016, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The provision for income taxes was deemed to be immaterial for the periods ended June 30, 2017 and 2016.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. For the year ending June 30, 2016, weighted average shares were reduced for the effect of an aggregate of 187,500 ordinary shares that were subject to forfeiture if the over-allotment option was not exercised by the underwriters (see Note 6). As a result of the underwriters’ election to exercise their over-allotment option on October 23, 2015, 187,500 ordinary shares were no longer subject to forfeiture and are therefore included in the calculation of basic loss per share as of such date. Ordinary shares subject to possible redemption at June 30, 2017 and 2016 have been excluded from the calculation of basic loss per share since such shares, if redeemed, only participate in their pro rata share of the Trust Account earnings. The Company has not considered the effect of (1) warrants included in the Units sold in the Initial Public Offering and the Private Units sold in the private placement to purchase an aggregate of 3,140,937 ordinary shares, (2) rights included in the Units sold in the Initial Public Offering and the Private Units sold in the private placement that convert into an aggregate of 628,187 ordinary shares and (3) 400,000 ordinary shares, warrants to purchase 200,000 ordinary shares and rights that convert into 40,000 ordinary shares underlying the unit purchase option sold to the underwriter, in the calculation of diluted loss per share, since the exercise of the warrants and the conversion of the rights into ordinary shares is contingent upon the occurrence of future events. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2017, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying consolidated balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

NOTE 4. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 5,750,000 Units at a purchase price of $10.00 per Unit, inclusive of 750,000 Over-allotment Units sold to the underwriters on October 23, 2015 upon the underwriters’ election to fully exercise their over-allotment option. Each Unit consists of one ordinary share, no par value, one right (“Public Right”) and one redeemable warrant (“Public Warrant”). Each right will convert into one-tenth (1/10) of one ordinary share upon consummation of a Business Combination (see Note 9). Each warrant will entitle the holder to purchase one half of one ordinary share at an exercise price of $12.00 per whole share (see Note 9).

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

Related Party Advances

As of June 30, 2017, certain members of the Company’s management incurred an aggregate of $286,246 of target identification expenses. These expenses have been paid by management on behalf of the Company and are therefore recorded as advances from related parties in the accompanying consolidated balance sheets at June 30, 2017. The advances are non-interest bearing, unsecured and are payable upon the consummation of a Business Combination.

Administrative Services Arrangement

The Company entered into an agreement with its Chairman whereby, commencing on October 20, 2015 through the earlier of the Company’s consummation of a Business Combination and its liquidation, an affiliate of the Chairman makes available to the Company certain services, including office space, utilities and administrative services, as the Company may require from time to time. The Company has agreed to pay the affiliate of the Chairman $10,000 per month for these services. For the years ended June 30, 2017 and 2016, the Company incurred $120,000 and $80,000, respectively, in fees for these services, of which $80,000 and $50,000, respectively, are included in accounts payable and accrued expenses in the accompanying consolidated balance sheets at June 30, 2017 and 2016, respectively.

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

During the three months ended June 30, 2017, the sponsor loaned the Company $459,000 to fund the Extension Amendment. The Contribution is non-interest bearing and payable upon the consummation of a Business Combination. On July 27, 2017, the sponsor loaned the Company an additional $153,000.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Director Compensation

The Company will pay each of its independent directors an annual retainer of $30,000 (to be prorated for a partial term), payable in arrears commencing on the first anniversary of the Initial Public Offering and ending on the earlier of a Business Combination and the Company’s liquidation. As of June 30, 2017 and 2016, the Company paid $90,000 and $0, respectively, of directors’ fees and had accrued $72,000 and $80,000, respectively, of directors’ fees payable, which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheets.

Director’s Agreement

On January 10, 2017, the Company entered into an agreement (the “Director’s Agreement”) with the sponsor and David Boris, a director of the Company, pursuant to which Mr. Boris will act as a special director to the Company’s Board of Directors in its efforts in closing the Merger with Borqs (see Note 8). The Director’s Agreement is effective December 23, 2016 and will continue until the earlier of (i) April 20, 2017, (ii) the closing date of the Merger or (iii) Mr. Boris’ resignation or removal as a director of the board or until his successor is duly elected and qualified. The Company paid Mr. Boris a cash fee of $50,000.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

As additional compensation, as of December 23, 2016, the sponsor sold Mr. Boris 80,000 shares of the Company’s ordinary shares at a purchase price of $0.017 per share, provided, that a portion of the such shares are subject to forfeiture in the event that the Director’s Agreement is terminated for any reason prior to the date of consummation of the Merger (the “Separation Event”) as follows: (i) 75% will be forfeited if a Separation Event occurs before the one month anniversary of the date of the Director’s Agreement; (ii) 50% will be forfeited if a Separation Event occurs on or after the one month anniversary of the Director’s Agreement and prior to the two month anniversary of the Director’s Agreement; (iii) 25% will be forfeited if a Separation Event occurs on or after the three month anniversary of the Director’s Agreement and prior to the four month anniversary of the Director’s Agreement; and (iv) no shares will be forfeited from and after the four month anniversary of the Director’s Agreement. No shares were forfeited as of June 30, 2017 and the sponsor expects to transfer such shares upon consummation of the Merger.

The Company determined the fair value of the shares sold to Mr. Boris to be $800,000, or $10.00 per share, which was recognized ratably as non-cash compensation expense over the service period provided.

As of June 30, 2017, the Company recorded $850,000 of compensation expense.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 8. MERGER AGREEMENT

On December 27, 2016, the Company entered into a Merger Agreement (the “Merger Agreement”) with Borqs International Holding Corp., an exempted company incorporated under the laws of the Cayman Islands with limited liability (“Borqs”), PAAC Merger Subsidiary Limited, an exempted company incorporated under the laws of the Cayman Islands with limited liability and a wholly-owned subsidiary of the Company (“Merger Sub”), Zhengqi International Holding Limited, a company incorporated in the British Virgin Islands (the “sponsor”), in the capacity as the representative from and after the Effective Time (as defined below) for the shareholders of the Company other than the shareholders of Borqs as of immediately prior to the Effective Time and their successors and assignees (the “Purchaser Representative”), Zhengdong Zou, in the capacity as the representative from and after the Effective Time for the shareholders of Borqs (the “Sellers”) as of immediately prior to the Effective Time (the “Seller Representative”), and for certain limited purposes thereof, the sponsor.

Pursuant to the Merger Agreement, as amended, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Merger Agreement (the “Closing”), Merger Sub will merge with and into Borqs, with Borqs continuing as the surviving entity (the “Merger”). As a result of the consummation of the Merger, at the effective time of the Merger (the “Effective Time”), and subject to the terms and conditions set forth in the Merger Agreement, the holders of Borqs issued and outstanding capital shares will receive ordinary shares of the Company, the holders of Borqs issued and outstanding warrants will receive replacement warrants to acquire ordinary shares of the Company (“Replacement Warrants”), and the holders of Borqs issued and outstanding options will have their options assumed by the Company and will instead acquire ordinary shares of the Company upon exercise of such options (the “Business Combination”).

The total number of the Company’s ordinary shares to be received by Sellers at the Effective Time (the “Merger Consideration Shares”) will be based on the adjusted equity valuation of Borqs as of the Closing, with such adjusted equity valuation divided by US$10.40. The adjusted equity valuation of Borqs as of the Closing will be determined by starting with a base valuation of US$270.0 million, deducting the amount of indebtedness (net of cash) of Borqs as of the last business day before the Closing (but treating any amounts contingent upon the Closing as not being contingent) (the “Reference Time”), increasing such valuation to the extent that the net working capital (excluding indebtedness and cash) of Borqs as of the Reference Time is greater than US$11.0 million or decreasing such valuation to the extent that the net working capital (excluding indebtedness and cash) of Borqs as of the Reference Time is less than US$9.0 million, and increasing such valuation to the extent that the Company’s outside accounting and legal expenses incurred in connection with the negotiation, preparation and consummation of the Merger Agreement (but excluding any deferred initial public offering costs or costs incurred with any third party financing that may be obtained by the Company pursuant to commitments made by certain qualified institutional buyers or institutional accredited investors (“Commitment Investors”) on terms and conditions mutually agreeable to the Company and Borqs (each, a “Commitment Investment”) or any costs incurred in connection with an extension of the Company’s deadline to consummate a Business Combination, if sought) exceed US$1.0 million. The adjusted equity valuation will be determined by mutual agreement of Borqs and the Company based on estimates of the foregoing factors as of the Closing, without any post-Closing adjustments.

Of the Merger Consideration Shares to be issued, between 2,352,285 and 3,846,154 of such shares will be contingent and deposited in escrow (together with any equity securities paid as dividends or distributions with respect to such shares or into which such shares are exchanged or converted, the “Earnout Shares”) to be released (or with respect to the Backstop Guarantee Shares and Commitment Escrow Shares, as described below, to be cancelled in connection with an issuance of replacement shares by the Company) to the Sellers in the event certain net income earnout conditions are met during the period from July 1, 2017 to June 30, 2018. Four percent (4%) of (a) the shares otherwise due to the Sellers at the Closing (excluding any Earnout Shares), and (b) any Earnout Shares earned by the Sellers (collectively, the “Indemnity Escrow Shares”, and together any other dividends, distributions or other income on the Indemnity Escrow Shares, the “Indemnity Escrow Property”) will be deposited in escrow to support certain indemnification obligations under the Merger Agreement, and released on the 18 month anniversary of the Closing, subject to amounts reserved for indemnification claims then pending or unpaid (the “Escrow Indemnification Period”). Each Seller as of the Effective Time will receive its pro rata portion of the Merger Consideration Shares, less its pro rata portion of the Earnout Shares and the Indemnity Escrow Shares as described above, based on the number of Borqs shares held by such Seller (with any Borqs preferred shares treated on an as-converted into Borqs ordinary share basis), except that any Seller who validly exercises dissenters rights under Part XVI of the Companies Law (2016 Revision) of the Cayman Islands will not be entitled to receive its pro rata share of the Merger Consideration Shares.

The number of Earnout Shares due to the Sellers shall be based on the consolidated net income of the Company and its subsidiaries, subject to certain adjustments (the “Adjusted Net Income”), for the twelve month period from July 1, 2017 to June 30, 2018 (the “Earnout Period”). The exact number of Earnout Shares will be based on the aggregate of the funds left in the Company’s Trust Account after redemptions in connection with the Merger and the proceeds from any third party equity financing to be conducted by the Company prior to the closing of the Merger, including pursuant to the Backstop and any Commitment Investment (the “Closing Proceeds”), with there being 2,352,285 Earnout Shares if the Closing Proceeds are $24.0 million and the number of Earnout Shares increasing on a linear sliding scale, up to 3,846,154 Earnout Shares if the Closing Proceeds are $57.5 million. In order for the Sellers to receive the full Earnout Shares, the Company will need to achieve at least $20.0 million in Adjusted Net Income during the Earnout Period, and if the Adjusted Net Income is greater than $18.0 million but less than $20.0 million, the Sellers will receive a pro-rated amount of the Earnout Shares on a linear sliding scale with zero Earnout Shares earned at $18.0 million in Adjusted Net Income and the full Earnout Shares earned at $20.0 million in Adjusted Net Income.

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

Between 1,282,051 and 2,352,285 of the Earnout Shares (the “Backstop Guarantee Shares”) will be issued in the name of the sponsor in consideration of entering into the Backstop and Subscription Agreement (as described below). To the extent there is any Commitment Investment, up to 2,564,103 of the Earnout Shares (the “Commitment Escrow Shares”) will be issued in the name of the Commitment Investors pursuant to such Commitment Investment. Commitment Investors will be allocated Commitment Escrow Shares at a rate equal to approximately 44,593 Commitment Escrow Shares per $1,000,000 of committed investment, and the total number of Commitment Escrow Shares will depend on the amount of aggregate investment from all Commitment Investors. The Commitment Escrow Shares will be derived from either the Backstop Guarantee Shares or the Net Income Shares, depending on the amount and source of the funds left in the Company’s Trust Account after redemptions. Any remaining Earnout Shares, after accounting for the Backstop Guarantee Shares and the Commitment Escrow Shares (the “Net Income Shares”), will be issued in the name of the Sellers and deposited into escrow.

The sponsor and the Commitment Investors will be entitled to all voting rights and dividend rights (other than equity securities paid as dividends) with respect to the Backstop Guarantee Shares and the Commitment Escrow Shares while they are held in escrow. The Sellers will be entitled to all voting rights and dividend rights (other than equity securities paid as dividends) with respect to the Net Income Shares while such Net Income Shares are held in escrow. To the extent the Earnout conditions are not met, the Backstop Guarantee Shares will be released to the sponsor, the Commitment Escrow Shares will be released to the Commitment Investors, and the Net Income Shares will be cancelled. To the extent that the Earnout conditions are met or partially met, the resulting portion of Backstop Guarantee Shares and the Commitment Escrow Shares will be cancelled and equivalent replacement shares will be issued to the Sellers, and the resulting portion of Net Income Shares will be released to the Sellers; in each case, 4% of all such shares will be deposited in escrow and added to the existing indemnity escrow as described in further detail below. The indemnity escrow will be the sole source to pay for the Sellers’ indemnification obligations under the Merger Agreement, to be released on the 18 month anniversary of the Closing, subject to amounts reserved for indemnification claims then pending or unpaid.

Holders of issued and outstanding Borqs warrants will receive Replacement Warrants, which will be subject to substantially the same terms and conditions as the Company’s warrants issued as part of the Units in the Company’s Initial Public Offering, except that the number of shares and exercise price thereunder will each be equitably adjusted for the Merger based on the number of Merger Consideration Shares as compared to the number of issued and outstanding Borqs shares immediately prior to the Effective Time.

Pursuant to the terms of the lock-up agreements to be entered into by each Seller and each holder of a Borqs warrant, Sellers will not transfer, assign or sell any remaining Merger Consideration Shares received and held outside of escrow or the Replacement Warrants for a period of one year from the closing of the Business Combination (which period may be shortened under certain circumstances).

The Company will assume the obligations under the Assumed Options (including the applicable provisions of the plan under which they were issued), except that the number of shares and exercise price thereunder will be based on the number of Borqs shares and exercise price under the applicable Assumed Option, with each equitably adjusted for the Merger based on the number of Merger Consideration Shares as compared to the number of issued and outstanding Borqs shares immediately prior to the Effective Time.

Backstop and Subscription Agreement

In connection with the execution of an amendment to the Merger Agreement on May 10, 2017 (with such amendment further amended with the execution of a second amendment to Merger Agreement on June 29, 2017), the Company and the sponsor entered into a Backstop and Subscription Agreement (the “Backstop and Subscription Agreement”) on May 11, 2017, pursuant to which the sponsor agreed to purchase up to $24.0 million of the Company’s ordinary shares through (i) open market or privately negotiated transactions with third parties (with the sponsor not obligated to pay a price of greater than $10.40 per share), (ii) a private placement at a price of $10.40 per share with consummation to occur concurrently with that of the Business Combination or (iii) a combination thereof, in order to ensure that there is at least $24.0 million in Closing Proceeds (the “Backstop”), although the sponsor is entitled, at its sole election, to purchase additional Company ordinary shares in excess of such $24.0 million Closing Proceeds requirement. As consideration for the Backstop, the sponsor will be entitled to receive the Backstop Guarantee Shares subject to the terms and conditions of the Merger Agreement, as amended. In connection with the Backstop and Subscription Agreement, at the Closing, the Company and the sponsor will enter into a registration rights agreement, in a form to be agreed upon, with respect to the shares purchased in connection with the Backstop and Subscription Agreement and any Backstop Guarantee Shares released from escrow to and retained by the sponsor.

The Company and Borqs may also obtain commitments from Commitment Investors to participate in a Commitment Investment to purchase the Company’s ordinary shares through (i) open market or privately negotiated transactions with third parties, (ii) purchases of restricted shares to occur concurrently with that of the Business Combination, or (iii) a combination thereof. Any such Commitment Investors who participate in a Commitment Investment will have the right to receive Commitment Escrow Shares, and may receive registration rights in connection with the Commitment Investment. As of the date hereof, no such commitments have been made, and we are not required to obtain any such commitments.

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

PACIFIC SPECIAL ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2017

NOTE 9. STOCKHOLDERS’ EQUITY

Preferred Shares - The Company is authorized to issue an unlimited number of no par value preferred shares, divided into five classes, Class A through Class E, each with such designation, rights and preferences as may be determined by a resolution of the Company’s board of directors to amend the Memorandum and Articles of Association to create such designations, rights and preferences. The Company has five classes of preferred shares to give the Company flexibility as to the terms on which each Class is issued. All shares of a single class must be issued with the same rights and obligations. Accordingly, starting with five classes of preferred shares will allow the Company to issue shares at different times on different terms. At June 30, 2017, there are no preferred shares designated, issued or outstanding.

Ordinary Shares - The Company is authorized to issue an unlimited number of no par value ordinary shares. Holders of the Company’s ordinary shares are entitled to one vote for each share. At June 30, 2017 and 2016, there were 2,555,746 and 2,422,786 ordinary shares issued and outstanding (excluding 4,509,633 and 5,296,589 ordinary shares subject to possible redemption).

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

JUNE 30, 2017

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2017 and June 30, 2016, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2017	June 30, 2016
Assets:
Cash and marketable securities held in Trust Account	1	$53,550,304	$59,877,198

NOTE 11. INCOME TAX

The domestic and foreign components of loss before income taxes for the years ended June 30, 2017 and 2016 is as follows:

	Years Ended June 30,
	2017	2016
Domestic	$-	$-
Foreign	(1,765,534)	(392,286)
Loss from operations before income taxes	$(1,765,534)	$(392,286)

The Company’s tax provision is zero because the Company is organized in the British Virgin Islands with no connection to any other taxable jurisdiction. The Company is considered to be an exempted British Virgin Islands Company, and is presently not subject to income taxes or income tax filing requirements in the British Virgin Islands or the United States.

A reconciliation of the statutory United States federal income tax rate to the Company’s effective tax is as follows:

	Years Ended June 30,
	2017	2016
Statutory federal income tax rate	34.0%	34.0%
Income and expenses not subject to US taxation	(34.0)%	(34.0)%
Income tax provision (benefit)	0.0%	0.0%

NOTE 12. SUBSEQUENT EVENTS

The Company evaluates subsequent events and transactions that occur after the balance sheet date up to the date that the consolidated financial statements are issued. Other than as described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements.

On July 27, 2017, the sponsor loaned the Company an additional $153,000 to fund the Extension Amendment.

On August 10, 2017, the Company held a special meeting of shareholders pursuant to which the Business Combination with Borqs was approved by the Company’s shareholders. In connection with the meeting, 3,841,131 of the Company’s ordinary shares were presented for redemption. The parties are seeking to satisfy or negotiate waivers to any remaining closing conditions to the proposed business combination. Without satisfying all remaining closing conditions or receiving all waivers, no assurance can be made as to whether the proposed business combination will be consummated. If the Company does not consummate the Business Combination by the close of business on August 21, 2017, the Company will be required to dissolve and liquidate the Trust Account by returning the then remaining funds in such account to the Company’s then-public shareholders.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2017	Pacific Special Acquisition Corp.

	By:	/s/ Zhouhong Peng
Name: Zhouhong Peng Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Zhouhong Peng	Chief Executive Officer and Chief Financial Officer	August 16, 2017
Zhouhong Peng	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Jian Tu	President and Chairman of the Board	August 16, 2017
Jian Tu

/s/ David Boris	Director	August 16, 2017
David Boris

/s/ Jason Zexian Shen	Director	August 16, 2017
Jason Zexian Shen

/s/ Honghui Deng	Director	August 16, 2017
Honghui Deng

/s/ Guoxiong Luo	Director	August 16, 2017
Guoxiong Luo

57