Form 10-Q
period 2017-09-30
Borqs Technologies, Inc.
filed 2017-11-20
CIK 1650575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37593

BORQS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Tower A, Building B23, Universal Business Park No. 10 Jiuxianqiao Road Chaoyang District, Beijing, 100015 China
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (86) 10-5975-6336

N/A

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 20, 2017, there were 30,804,637 shares, no par value, of the Company’s ordinary shares issued and outstanding.

PART I - FINANCIAL INFORMATION

BORQS TECHNOLOGIES, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2016 and 2017
Unaudited Condensed Consolidated Balance Sheets as of December 31, 2016 and September 30, 2017	2 – 5
Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2016 and 2017	6
Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2016 and 2017	7
Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2017	8– 9
Notes to the Unaudited Condensed Consolidated Financial Statements	10 – 33

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of US dollars (“US$”))

		As of December 31,	As of September 30,
	Note	2016	2017
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		3,610	15,978
Restricted cash		1,153	3,419
Accounts receivable		28,257	36,263
Accounts receivable from related parties	(16)	490	704
Receivable from Mobile Virtual Network Operator (“MVNO”) franchisees		4,319	4,455
Inventories	(5)	12,682	17,938
Deferred cost of revenues		969	453
Prepaid and other current assets	(6)	6,599	13,056

Total current assets		58,079	92,266

Non-current assets:
Property and equipment, net	(7)	1,488	1,398
Intangible assets, net	(8)	15,498	19,835
Goodwill	(9)	693	725
Deferred tax assets	(15)	1,054	1,102
Deferred cost of revenues		689	1,521
Other non-current assets		529	3,028

Total non-current assets		19,951	27,609

Total assets		78,030	119,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US dollars (“US$”))

		As of December 31,	As of September 30,
	Note	2016	2017
		US$	US$
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable (including accounts payable of the Consolidated VIEs without recourse to the primary beneficiaries of US$4,598 and US$3,482 as of December 31, 2016 and September 30, 2017, respectively)		22,691	18,250
Accrued expenses and other payables (including accrued expenses and other payables of the Consolidated VIEs without recourse to the primary beneficiaries of US$2,778 and US$3,517 as of December 31, 2016 and September 30, 2017, respectively)	(11)	7,634	10,801
Advances from customers		-	1,284
Amount due to related parties	(16)	-	12,127
Deferred revenue (including deferred revenue of the Consolidated VIEs without recourse to the primary beneficiaries of US$9,134 and US$6,534 as of December 31, 2016 and September 30, 2017, respectively)		11,995	7,835
Other current liabilities (including other current liabilities of the Consolidated VIEs without recourse to the primary beneficiaries of nil and US$52 as of December 31, 2016 and September 30, 2017, respectively)		-	52
Income tax payable		847	1,790
Short-term bank borrowings (including short-term bank borrowings of the Consolidated VIEs without recourse to the primary beneficiaries of US$721 and US$738 as of December 31, 2016 and September 30, 2017, respectively)	(10)	6,306	10,751
Long-term bank borrowings – current portion	(10)	1,381	3,667
Deferred government grants	(12)	264	-

Total current liabilities		51,118	66,557

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), except for number of shares and per share data)

		As of December 31,	As of September 30,
	Note	2016	2017
		US$	US$
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Non-current liabilities:
Unrecognized tax benefits	(15)	1,755	1,350
Warrant liabilities	(10)	1,344	-
Deferred tax liabilities (including deferred tax liabilities of the Consolidated VIEs without recourse to the primary beneficiaries of US$1,539 and US$1,509 as of December 31, 2016 and September 30, 2017, respectively)	(15)	1,539	1,509
Deferred revenue		2,428	2,449
Other non-current liabilities (including other non-other current liabilities of the Consolidated VIEs without recourse to the primary beneficiaries of nil and US$89 as of December 31, 2016 and September 30, 2017, respectively)		-	89
Long-term bank borrowings	(10)	4,491	-
Deferred government grants	(12)	1,844	1,927

Total non-current liabilities		13,401	7,324

Total liabilities		64,519	73,881

Commitments and contingencies	(20)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), except for number of shares and per share data)

		As of December 31,	As of September 30,
	Note	2016	2017
		US$	US$
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Mezzanine equity:
Series A convertible redeemable preferred shares (US$0.0001 par value; 39,900,000 and nil shares authorized; 39,900,000 and nil issued and outstanding as of December 31, 2016 and September 30, 2017, respectively)	(18)	11,970	-
Series B convertible redeemable preferred shares (US$0.0001 par value; 82,857,143 and nil shares authorized; 82,857,143 and nil issued and outstanding as of December 31, 2016 and September 30, 2017, respectively)	(18)	26,126	-
Series C convertible redeemable preferred shares (US$0.0001 par value; 50,909,089 and nil shares authorized; 50,909,089 and nil issued and outstanding as of December 31, 2016 and September 30, 2017, respectively)	(18)	21,069	-
Series D convertible redeemable preferred shares (US$0.0001 par value; 23,721,443 and nil shares authorized; 23,721,443 and nil issued and outstanding as of December 31, 2016 and September 30, 2017, respectively)	(18)	9,697	-
Series E convertible redeemable preferred shares (US$0.0001 par value; 13,275,162 and nil shares authorized; nil and 13,275,162 and nil issued and outstanding as of December 31, 2016 and September 30, 2017, respectively)	(18)	-	-

Total mezzanine equity		68,862	-

Shareholders’ (deficit) equity:
Ordinary shares (no par value; unlimited shares authorized; 5,552,182 and 30,804,635 shares issued and outstanding as of December 31, 2016 and September 30, 2017, respectively)		-	-
Additional paid-in capital		1,178	120,479
Statutory reserve		1,898	1,898
Accumulated deficit		(54,706)	(74,543)
Accumulated other comprehensive loss		(2,626)	(1,178)

Total Borqs Technologies, Inc. shareholder’s (deficit) equity		(54,256)	46,656

Noncontrolling interest		(1,095)	(662)

Total shareholders’ (deficit) equity		(55,351)	45,994

Total liabilities, mezzanine equity, noncontrolling interest and shareholders’ (deficit) equity		78,030	119,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands of US dollars (“US$”), except for number of shares and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2016	2017	2016	2017
		US$	US$	US$	US$
Net Revenues:
Software		3,495	1,890	11,120	8,473
Hardware		15,092	34,679	40,601	67,480
MVNO		7,217	7,832	23,260	21,460
Others		1,688	463	3,102	1,499

Total net revenues		27,492	44,864	78,083	98,912

Software		(2,095)	(777)	(4,605)	(3,375)
Hardware		(12,819)	(29,719)	(31,597)	(58,965)
MVNO		(7,264)	(5,228)	(22,589)	(15,048)
Others		(275)	(191)	(1,368)	(679)

Total cost of revenues		(22,453)	(35,915)	(60,159)	(78,067)

Total gross profit		5,039	8,949	17,924	20,845

Operating expenses:
Sales and marketing expenses		(1,619)	(3,257)	(4,591)	(6,242)
General and administrative expenses		(3,652)	(12,599)	(7,595)	(17,465)
Research and development expenses		(825)	(4,540)	(5,239)	(7,360)
Changes in the fair value of warrant liabilities		-	(39)	-	(200)

Total operating expenses		(6,096)	(20,435)	(17,425)	(31,267)

Other operating income		344	3	1,254	270

Operating income		(713)	(11,483)	1,753	(10,152)

Interest income		9	2	56	12
Interest expense		(86)	(378)	(250)	(1,521)
Other income		68	222	129	576
Other expense		29	184	(29)	(92)
Foreign exchange (loss) gain		(37)	(54)	305	(387)

(Loss) profit before income taxes		(730)	(11,507)	1,964	(11,564)
Income tax expense	(15)	(1,320)	(58)	(2,596)	(948)
Net loss		(2,050)	(11,565)	(632)	(12,512)
Less: net (loss) income attributable to noncontrolling interests		(174)	250	(834)	369
Net income (loss) attributable to Borqs Technologies, Inc.		(1,876)	(11,815)	202	(12,881)
Add: accretion to redemption value of convertible redeemable preferred shares		(191)	(6,508)	(788)	(6,956)
Net loss attributable to ordinary shareholders		(2,067)	(18,323)	(586)	(19,837)

Loss per share:
Basic	(19)	(0.49)	(1.21)	(0.14)	(2.50)
Diluted	(19)	(0.49)	(1.21)	(0.14)	(2.50)

Shares used in loss per share computation:
Basic	(19)	4,259,898	15,192,929	4,259,898	7,944,290
Diluted	(19)	4,259,898	15,192,929	4,259,898	7,944,290

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BORQS TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED CONDENSED INTERIM STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands of US dollars (“US$”))

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	US$	US$	US$	US$
Net loss	(2,050)	(11,565)	(632)	(12,512)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments, net of tax of nil	(55)	582	(559)	1,448
Other comprehensive (loss) income, net of tax of nil	(55)	582	(559)	1,448
Comprehensive loss	(2,105)	(10,983)	(1,191)	(11,064)
Less: comprehensive (loss) income attributable to noncontrolling interest	(245)	280	(876)	433
Comprehensive loss attributable to the Borqs Technologies, Inc.	(1,860)	(11,263)	(315)	(11,497)
Change in redemption value of convertible redeemable preferred shares	(191)	(6,508)	(788)	(6,956)
Comprehensive loss attributable to ordinary shareholders	(2,051)	(17,771)	(1,103)	(18,453)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BORQS TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Amounts in thousands of US dollars (“US$”))

	Nine Months Ended September 30,
	2016	2017
	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(632)	(12,512)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange (gain) loss	(305)	387
Depreciation of property and equipment	791	560
Amortization of intangible assets	1,585	2,764
Deferred income taxes benefits	(198)	(78)
Interest expense	-	613
Share-based compensation expenses	-	14,504
Changes in the fair value of warrant liabilities	-	200

Changes in operating assets and liabilities,
Restricted cash	(428)	(2,266)
Accounts receivable	(12,476)	(8,006)
Accounts receivable from related parties	5,485	(214)
Receivable from MVNO franchisees	(1,468)	(136)
Inventories	(4,643)	(5,256)
Deferred cost of revenues	(175)	(316)
Prepaid expenses and other current assets	(1,459)	(8,990)
Accounts payable	4,840	(4,441)
Accrued expenses and other payables	3,271	3,473
Unrecognized tax benefits	1,515	(405)
Advances from customers	14,088	1,284
Amount due to related parties	-	12,127
Deferred revenue	(18,408)	(4,139)
Income tax payable	(165)	943
Deferred government grants	(306)	(181)
Other liabilities	-	141

Net cash used in operating activities	(9,088)	(9,944)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BORQS TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS (CONTINUED)

(Amounts in thousands of US dollars (“US$”))

	Nine Months Ended September 30,
	2016	2017
	US$	US$
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(442)	(326)
Purchases of intangible assets	(3,804)	(6,521)
Proceeds from disposal of property and equipment	4	-
Repayments of a loan to a third party	339	371

Net cash used in investing activities	(3,903)	(6,476)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of ordinary shares	-	62
Cash received from the Merger	-	18,034
Proceeds from issuance of Series E convertible redeemable preferred shares	-	9,000
Proceeds from exercise of warrants for Series E-1 convertible preferred shares (“Series E-1 Warrants”)	-	8
Payment of the issuance costs for Series E convertible redeemable preferred shares	-	(312)
Proceeds from short-term bank borrowings	12,598	5,388
Repayments of short-term bank borrowings	(2,000)	(4,005)
Proceeds from long-term bank borrowings	-	2,000
Repayments of long-term bank borrowings	(143)	(1,881)

Net cash generated from financing activities	10,455	28,294

Effect of foreign exchange rate changes on cash and cash equivalents	226	494

Net (decrease) increase in cash and cash equivalents	(2,310)	12,368
Cash and cash equivalents at beginning of period	7,787	3,610

Cash and cash equivalents at end of period	5,477	15,978

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

1.       ORGANIZATION

Borqs Technologies, Inc. (formerly known as “Pacific Special Acquisition Corp.”, the “Company” or “Borqs Technologies”) was incorporated in the British Virgin Islands on July 1, 2015. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation, purchasing all or substantially all of the assets of, entering into contractual arrangements, or engaging in any other similar business combination with one or more businesses or entities.

On August 18, 2017, the Company acquired 100% equity interest of BORQS International Holding Corp (the “Borqs”) and its subsidiaries, variable interest entities (the “VIE”) and the VIE’s subsidiaries (collectively referred to as “Borqs Group” hereinafter) in an all-stock transaction (‘The Transaction”) as described in Note 4. Borqs was incorporated under the laws of the Cayman Islands on July 27, 2007.Borqs Group are principally engaged in the provision of commercial grade Android+ platform solutions, hardware product sales and MVNO services in the People’s Republic of China (the “PRC”).

Concurrent with the completion of the acquisition of Borqs, the Company changed its name from Pacific Special Acquisition Corp.”, to Borqs Technologies, Inc. The Company together with its subsidiaries listed below are referred to as the “Group” hereinafter.

(a) As of September 30, 2017, the details of the Company’s major subsidiaries, consolidated VIEs and the subsidiaries of the VIEs are as follows:

Entity	Date of incorporation/ Acquisition	Place of incorporation	Percentage of direct or indirect ownership by the Company Direct	Principal activities
Subsidiaries:

BORQS Hong Kong Limited (“Borqs HK”) (1)	July 19, 2007	Hong Kong	100%	Provision of software and service solutions and hardware products sales
BORQS Beijing Ltd. (“Borqs Beijing”) (1)	September 4, 2007	PRC	100%	Provision of software and service solutions and hardware products sales
BORQS Software Solutions Private Limited (“Borqs India”) (1)	July 17, 2009	India	100%	Provision of software and service solutions

VIE:

Beijing Big Cloud Network Technology Co., Ltd. (“Big Cloud Network”) (1) / (2)	April 18, 2014	PRC	Nil	Holding company

Subsidiaries of the VIE:

Yuantel (Beijing) Investment Management Co., Ltd. (“Yuantel Investment”) (2) / (3)	July 11, 2014	PRC	79%	Holding company
Yuantel (Beijing) Telecommunications Technology Co., Ltd. (“Yuantel Telecom”) (2) / (3)	July 11, 2014	PRC	75.05%	Provision of MVNO and other services

(1)	Collectively, the “PRC Subsidiaries”.
(2)	Collectively, the “Consolidated VIEs”.
(3)	On July 11, 2014, the Company through Big Cloud Network acquired controlling interest in Yuantel Investment and its subsidiary.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

1.       ORGANIZATION (CONTINUED)

(b) PRC laws and regulations prohibit foreign ownership in certain telecommunication related businesses. To comply with these foreign ownership restrictions, the Group conducts its businesses in the PRC through the VIE using contractual agreements (the “VIE Agreements”).

The Group funds Big Cloud Network through loans to the two Big Cloud Network’s shareholders, (collectively the “Nominee Shareholders”). The effective control of Big Cloud Network is held by the Group, through a series of contractual agreements between Borqs Beijing and Big Cloud Network whereby Big Cloud Network became a consolidated VIE of the Group. Through the contractual agreements, the Group receives substantially all of the economic benefits of Big Cloud Network.

Big Cloud Network provides MVNO services in China through its 79% owned entity of Yuantel Investment which owns 95% of Yuantel Telecom; therefore Big Cloud Network effectively owns 75.05% of Yuantel Telecom which is the entity that operates the business and holds the MVNO license from the Chinese Ministry of Industry and Information Technology.

Consolidated VIEs contributed 34% and 23% of the Group's consolidated revenues for the nine months ended September 30, 2016 and 2017. As of December 31, 2016 and September 30, 2017, the Consolidated VIEs accounted for an aggregate of 24% and 15%, respectively, of the consolidated total assets, and 41% and 40%, respectively, of the consolidated total liabilities.

The Consolidated VIEs mainly operate the MVNO services. The VIE also holds the MVNO license, which is a revenue-producing asset recorded on the Group’s consolidated balance sheets. The Group expects increases in percentage of revenue generated from the Consolidated VIEs compared to the whole Group for the foreseeable future as the Group focuses on strengthening telecommunication platforms to strategically grow the Group’s MVNO business.

The Group believes that there are no assets held in the Consolidated VIEs that can be used only to settle obligations of the Consolidated VIEs, except for registered capital and the PRC statutory reserves. Relevant PRC laws and regulations restrict the Consolidated VIEs from transferring a portion of their net assets, equivalent to the balance of its statutory reserve and its share capital, to the Company in the form of loans and advances or cash dividends. Please refer to Note 17 for disclosure of restricted net assets. As the Consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the Consolidated VIEs do not have recourse to the general credit of the Company for any of the liabilities of the Consolidated VIEs. There were no pledges or collateralization of the Consolidated VIEs’ assets.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

1.       ORGANIZATION (CONTINUED)

(c)	VIE disclosures (Continued)

The following tables represent the financial information of the Consolidated VIEs as of December 31, 2016 and September 30, 2017 and for the nine months ended September 30, 2016 and 2017 before eliminating the intercompany balances and transactions between the Consolidated VIEs and other entities within the Group:

	As of December 31, 2016	As of September 30, 2017
	US$	US$

ASSETS
Current assets:
Cash and cash equivalents	414	564
Restricted cash	1,153	3,419
Accounts receivable	129	1,033
Receivable from MVNO franchisees	4,319	4,455
Inventories	67	88
Prepaid expenses and other current assets	926	796

Total current assets	7,008	10,355

Non-current assets:
Property and equipment, net	987	915
Intangible assets, net	8,609	8,404
Goodwill	693	725
Deferred tax asset	1,054	1,102
Other non-current assets	58	67

Total non-current assets	11,401	11,213

Total assets	18,409	21,568

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

1.       ORGANIZATION (CONTINUED)

(c)	VIE disclosures (Continued)

	As of December 31,	As of September 30,
	2016	2017
	US$	US$
Current liabilities:
Accounts payable	4,598	3,482
Accrued expenses and other payables	2,778	3,517
Deferred revenue	9,134	6,534
Current liabilities	-	52
Short-term bank borrowings	721	738
Intercompany payables	7,923	13,589

Total current liabilities	25,154	27,912

Non-current liabilities
Deferred tax liabilities	1,539	1,509
Other non-current liabilities	-	89

Total non-current liabilities	1,539	1,598

Total liabilities	26,693	29,510

	Nine Months Ended September 30,
	2016	2017
	US$	US$
Net revenues	26,362	22,959
Net (loss) income	(3,582)	796

	Nine Months Ended September 30,
	2016	2017
	US$	US$
Net cash (used in) provided by operating activities	(1,094)	334
Net cash used in investing activities	(696)	(169)
Net cash provided by (used in) financing activities	749	(15)
Net (decrease) increase in cash and cash equivalents	(1,041)	150

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America ("US GAAP") and applicable rules and regulations of the Securities and Exchange Commission, regarding financial reporting, and include all normal and recurring adjustments that management of the Group considers necessary for a fair presentation of its financial position and operation results. Certain information and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these statements should be read in conjunction with the Company's consolidated financial statements as of and for the two years in the period ended December 31, 2016.

(b)	Principles of consolidation

The consolidated financial statements include the financial statements of the Company, its subsidiaries and Consolidated VIEs, for which, the Company is the primary beneficiary. All significant inter-company transactions and balances between the Company, its subsidiaries and the Consolidated VIEs are eliminated upon consolidation. Results of acquired subsidiaries and its Consolidated VIEs are consolidated from the date on which control is transferred to the Company.

(c)	Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets and intangible assets, assessing the initial valuation of the assets acquired and liabilities assumed in a business combination and the subsequent impairment assessment of long-lived assets, intangible assets and goodwill, determining the provisions for accounts receivable and inventories, accounting for deferred income taxes and uncertain tax benefits, valuation for share-based compensation arrangements, warrants for Series D convertible redeemable preferred shares, beneficiary conversion feature for Series E convertible redeemable preferred shares and convertible redeemable preferred shares. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the consolidated financial statements.

(d)	Foreign currency

The functional currency of the Company and its non-PRC subsidiaries, excluding Borqs India, is the United States dollar. The functional currency of Borqs India is Rupee, whereas the functional currency of the Company’s PRC subsidiaries and its Consolidated VIEs is the Chinese Renminbi (“RMB”) as determined based on the criteria of ASC 830, Foreign Currency Matters. The Company uses the US$ as its reporting currency. Transactions denominated in foreign currencies are re-measured into the functional currency at the exchange rates prevailing on the transaction dates. Foreign currency denominated financial assets and liabilities are re-measured at the balance sheet date exchange rate. Exchange gains and losses are included in foreign exchange gains and losses in the consolidated statements of operations.

Assets and liabilities of the Company’s PRC subsidiaries are translated into US$ at fiscal year-end exchange rates. Equity amounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments arising from translation of foreign currency financial statements are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive loss in the consolidated statements of comprehensive loss.

(e)	Accounts receivable

As of December 31, 2016 and September 30, 2017, the Company evaluated and wrote off the doubtful accounts as they were determined to be uncollectible. Thus, there was no allowance for doubtful accounts outstanding.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Revenue recognition

The Group is mainly engaged in the business of providing 1) Android+ platform solutions and services, 2) hardware product sales, and 3) MVNO services. The Group recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed and determinable, and collectability is reasonably assured.

1.	Android+ platform solutions and services

Android+ platform solutions

The Group provides customized Android+ software platform solutions that are developed to maximize the commercial grade quality or performance of open source Android+ software for integration with particular chipsets. The Group also provides customized Android+ service platform solutions that are end to end software developed for mobile operators to allow data synchronization between their platform and mobile devices. The Group charges its customers, mainly including mobile device manufacturers and mobile operators, fixed fees for project-based software contracts, as well as per chip or per mobile device royalty fees.

The project-based software contracts are generally considered multiple element arrangements as they consist of perpetual software licenses, software development services such as customization, modification, implementation and integration, and post-contract customer support (“PCS”) where customers have the right to receive bug fixes, telephone support and unspecified upgrades on a when-and-if available basis. Pursuant to ASC 985-605, Revenue Recognition: Software (“ASC 985-605”) given the project-based software contracts require significant customization that are generally completed within one year from the contract dates, the Group accounts for the entire software contracts in conformity with the relevant guidance in ASC 605-35, Revenue Recognition: Contract Accounting, applying the completed contract method.

As the Group was unable to establish vendor specific objective evidence of the fair value of PCS and PCS is the only undelivered element upon completion of software projects, the entire software project fixed fees are recognized ratably over the PCS service period. PCS service periods are generally 12 months, with ranges from six months to three years, and commences upon completion of customer acceptance of the completed software projects. Costs incurred to complete the software projects are deferred to match revenue recognition.

Where the Group is entitled to receive on going usage based royalties determined based on the chip or mobile device sales. The usage-based royalties are recognized according to the customers’ usage reports generally on a quarterly basis.

Service contracts

The Group provides research and development services to certain customers for their mobile-computing related development projects where fees are charged on a time and material basis and the Group is not responsible for the outcome of such development projects. The revenue is recognized proportionately as the services are delivered and is included as software revenue on the consolidated statement of operations.

2.	Hardware product sales

The Group provides total solutions on original design manufacturer (“ODM”) basis to customers of mobile devices. Revenue is recognized when sale of each final hardware product to the customers are delivered. Warranty is provided to all customers, which is not considered an additional service; rather, an integral part of the product sales. ASC 450, Contingencies, specifically addresses the accounting for standard warranties. The Group believes that accounting for its standard warranty pursuant to ASC 450 does not impact revenue recognition because the cost of honoring the warranty can be reliably estimated. The Group has determined the likelihood of claims arising from warranties to be remote based on strong quality control procedures in the production process and historical experience with regard to claims being made by customers. The basis for the warranty accrual will be reviewed periodically based on actual experience. The Group does not sell extended warranty coverage.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(f)	Revenue recognition (Continued)

3.	MVNO

On July 11, 2014, the Group, through the VIE, acquired and obtained control of Yuantel Investment, which mainly operates the MVNO business. The license to operate such MVNO business is issued by the Chinese Ministry of Industry and Information Technology and the core mobile network is provided by the PRC government owned China Unicom. Yuantel Investment receives wholesale rates for mobile voice and data services from China Unicom and repackages the voice and data services into competitive bundles for Chinese consumers.

In accordance with ASC 605-45, Revenue Recognition; Principal agent consideration, the Group is the principal in providing the bundled voice and data services to Chinese consumers, thus revenue is recognized on a gross basis. As sales of bundled services are mostly pre-paid by the consumers, cash received in advance of voice and data consumption are recognized as deferred revenue. Revenue is recognized when the services are actually used. Pre-paid bundled services do not expire.

Sales of the bundles are mostly made through agents and franchisees. Bundled services sold to agents are discounted and not refundable to the Group. The Group accounts for such discounts as reductions of revenue in accordance with ASC 605-50 (“ASC 605-50”) Customer Payments and Incentives.

The Group enters into profit sharing arrangements with franchisees under which bundled services may be returned to the Group if not sold to the consumers. The franchisees receive certain percentages of profits made by the Group on the sales of the bundled services as they are used by the consumers. The Group accounts for profit sharing with franchisees as selling expenses in the consolidated statements of operations. Pursuant to the Company’s policy, the amount of discounts that may be provided by the franchisees to consumers is capped at 5%, based on which, the Group recognized the maximum amount of discounts that may be provided by the franchisees as reductions of revenue in accordance with ASC 605-50.

(g)	Loss per share

Loss per share is calculated in accordance with ASC 260-10, Earnings Per Share. Basic loss per ordinary share is computed by dividing loss attributable to holders of ordinary shares by the weighted-average number of ordinary shares outstanding during the period. Diluted loss per ordinary share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. Dilutive ordinary equivalent shares consist of ordinary shares issuable upon the exercise of outstanding share options. Ordinary share equivalents are excluded from the computation of diluted loss per share if their effects would be anti-dilutive. Net loss per share for periods prior to the Merger is retrospectively adjusted to reflect the number of weighted-average adjusted shares received by the accounting acquirer, Borqs.

(h) Segment reporting

In accordance with ASC 280 “Segment Reporting” (“ASC 280”), the Group has two operating segments, namely Yuantel and Connected Solution as the Group’s chief executive officer, who has been identified as the Group’s chief operating decision maker (“CODM”) reviews the operating results of the two difference service lines in order to allocate resources and assess performance for the Group.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

3.	CONCENTRATION OF RISKS

(a)	Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash, accounts receivable, accounts receivable from related parties and receivable from MVNO franchisees. As of December 31, 2016 and September 30, 2017, the aggregate amount of cash and cash equivalents and restricted cash of US$2,563 and US$5,790, respectively, were held at major financial institutions located in the PRC, and US$2,200 and US$14,108, respectively, were deposited with major financial institutions located outside the PRC. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go into bankruptcy. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have been significant competitors against Chinese banks in many aspects, especially since the opening of the Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those Chinese banks in which the Company has deposits has increased. In the event of bankruptcy of one of the banks which holds the Company’s deposits, it is unlikely to claim its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable, accounts receivable from related parties and receivable from MVNO franchisees are typically unsecured, and are derived from revenues earned from customers. The risk is mitigated by credit evaluations the Group performs on its ongoing credit evaluations of its customers’ financial conditions and ongoing monitoring process of outstanding balances. The Group maintains reserves for estimated credit losses and these losses have generally been within expectations.

(b)	Business supplier, customer, and economic risk

The Group participates in a dynamic and competitive high technology industry and believes that changes in any of the following areas could have a material adverse effect on the Group’s future financial position, results of operations or cash flows: changes in the overall demand for services; competitive pressures due to new entrants; advances and new trends in new technology; control of telecommunication infrastructures by local regulators and industry standards; strategic relationships or customer relationships; regulatory considerations; and risks associated with the Group’s ability to attract and retain employees necessary to support its growth.

(i) Business supplier risk – The Group’s MVNO operations are dependent upon telecommunication resources provided by China Unicom. There is no guarantee that the supply of telecommunication resources provided by China Unicom will be renewed annually. Further, there is no guarantee around the continuance of the MVNO license granted by the PRC Ministry of Industry and Information Technology which may be amended or discontinued in light of changes to political, economic and social reforms.

(ii) Customer risk – The success of the Group’s business going forward will rely in part on Group’s ability to continue to obtain and expand business from existing customers while also attracting new customers. The Group has a diversified base of customers covering its services and the revenue from the largest single customer accounted for 1% and 35% of the Group’s total net revenues for the nine months ended September 30, 2016 and 2017, respectively, and the accounts receivable from the largest single customer A and B accounted for 25% and 37% of the Group’s total accounts receivable and accounts receivable from related parties as of December 31, 2016 and September 30, 2017, respectively.

(iii) Economic risk – The Group’s operations could be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 20 years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC political, economic and social conditions. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

(c)	Foreign currency exchange rate risk

From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The depreciation and appreciation of the US$ against RMB was approximately (2.8%) and 4.3% in the nine months periods ended September 30, 2016 and 2017, respectively. The appreciation of the US$ against Rupee was approximately (0.5%) and 3.8% in the nine months ended September 30, 2016 and 2017, respectively.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

4.	ACQUISITIONS

Reverse Acquisition

The Company was a NASDAQ listed special purpose acquisition company formed for the purpose of effecting a merger, acquisition, or similar business combination. On August 18, 2017, the Company completed the acquisition of Borqs in an all-stock transaction (the “Merger”).

The Company issued 25,913,950 of its ordinary shares (“Merger Consideration Shares”) to Borqs’ shareholders in exchange for the transfer of 100% equity interest in Borqs to the Company and Borqs became the Company’s wholly own subsidiary.

Of the Merger Consideration Shares, a total of 25,913,950 ordinary shares were issued to Borqs’ shareholders at closing, with 942,467 of such shares deposited into escrow for indemnification obligations (“Indemnity shares”), 2,352,285 of such shares deposited in escrow subject to Borqs Technologies meeting certain earn-out requirements (“Earnout Shares” and together with the Indemnity Shares, the “Escrow Shares”) in the event certain net income earnout conditions are met during the period July 1, 2017 to June 30, 2018 (“Earnout Period”) and 1,178,084 of such shares were issued to a financial advisor engaged by Borqs in connection with the Merger. As transfers between the shareholders of the Company, the Escrow Shares did not have any have any impact on the Company’s financial statements.

Additionally, the holders of Borqs issued and outstanding warrants (Note 18) received replacement warrants to acquire an aggregate of 417,166 Borqs Technologies’ the ordinary shares (“Replacement Warrants”), and the holders of Borqs issued and outstanding options (Note 14) had their options assumed by Borqs Technologies to hold options to acquire Borqs Technologies’ ordinary shares upon the exercise of those options (“Assumed Options”).

Borqs was determined as the accounting acquirer in the Merger in accordance with ASC 805, Business Combinations. This determination was primarily based on the Borqs Group comprising the ongoing operations of the combined entity, with its senior management operating the combined entity going forward, and Borqs’ shareholders having the majority voting power of the combined entity. Consequently, in the transaction with a special purpose acquisition company whereby the operating company, Borqs was identified as the accounting acquirer, the Merger was treated as a capital transaction involving the issuance of the Company’s shares. The historical consolidated financial statements for all periods prior to the consummation of the Merger only reflect the historical consolidated financial statements of Borqs. Subsequent to the Merger, the consolidated financial statements reflect the results of the combined company. The historical issued and outstanding Borqs ordinary shares have been recast to retrospectively reflect the number of shares issued in the Merger in all periods presented.

As the Transaction occurred between public accounting acquiree and a private accounting acquirer, the determination of consideration is based on the fair value of the legal acquirer’s stock. Difference between purchase consideration of US$45,734 transferred and net assets of $US$18,059 acquired, which was predominately cash, was recorded in additional paid-in capital.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

4.	ACQUISITIONS (CONTINUED)

Transaction Expenses

Advisory, financing, integration and other transaction costs directly related to the Merger totaled $15.3 million for the nine months ended September 30, 2017, including $8.8 million in share-based compensation expense recorded for the ordinary shares issued to the financial advisors.

5.	INVENTORIES

Inventories consisted of the following as of December 31, 2016 and September 30, 2017:

	As of December 31,	As of September 30,
	2016	2017
	US$	US$

Raw materials	5,406	6,837
Goods in transit	7,164	11,531
Work in process	1,023	287
Finished goods	127	254
Less: Provision	(1,038)	(971)
Inventories, net	12,682	17,938

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,	As of September 30,
	2016	2017
	US$	US$

Staff advances	293	267
Prepayment for product	-	930
Advance to OEM	3,739	3,431
Rental and other deposits	1,048	975
VAT recoverable	963	1,363
Loan to third parties	519	1,510
Receivable from an agent	-	4,515
Others	37	65
	6,599	13,056

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	As of December 31,	As of September 30,
	2016	2017
	US$	US$
At cost:
Leasehold improvements	837	918
Computer and network equipment	5,801	6,221
Office equipment	763	875
Motor vehicles	221	228
	7,622	8,242
Less: accumulated depreciation	(6,134)	(6,844)
	1,488	1,398

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

7.	PROPERTY AND EQUIPMENT, NET (CONTINUED)

Depreciation expense was US$791 and US$560 for the nine months ended September 30, 2016 and 2017, respectively, and were included in the following captions:

	Nine Months Ended September 30,
	2016	2017
	US$	US$

Cost of revenues	200	169
Sales and marketing expenses	18	21
General and administrative expenses	183	182
Research and development expenses	390	188

	791	560

8.	INTANGIBLE ASSETS, NET

The following table presents the Group’s intangible assets as of the respective balance sheet dates:

	Software	Capitalized software development costs	MVNO license	Total
	US$	US$	US$	US$

Balance as of January 1, 2016	2,337	3,266	7,659	13,262
Additions	75	3,729	-	3,804
Amortization expense	(124)	(804)	(657)	(1,585)
Foreign currency translation difference	(66)	(90)	(210)	(366)

Balance as of September 30, 2016	2,222	6,101	6,792	15,115

Balance as of January 1, 2017	2,294	6,874	6,330	15,498
Additions	109	6,412	-	6,521
Amortization expense	(40)	(2,063)	(661)	(2,764)
Foreign currency translation difference	102	192	286	580

Balance as of September 30, 2017	2,465	11,415	5,955	19,835

The intangible assets are amortized using the straight-line method, which is the Company’s best estimate of how these assets will be economically consumed over their respective estimated useful lives of 3-10 years.

Amortization expenses were approximately US$1,585 and US$2,764 for the nine months ended September 30, 2016 and 2017, respectively.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

9.	GOODWILL

The changes in the carrying amount of goodwill were as follows:

	As of December 31,	As of September 30,
	2016	2017
	US$	US$

Balance at the beginning of the period	741	693
Foreign currency translation difference	(48)	32

Balance at the end of the period	693	725

No impairment charge was recorded in any of the nine months ended September 30, 2016 and 2017.

10.	BANK BORROWINGS

Bank borrowings were as follows as of the respective balance sheet dates:

	As of December 31,	As of September 30,
	2016	2017
	US$	US$

Short-term bank borrowings	6,306	10,751
Long-term bank borrowings, current portion	1,381	3,667
	7,687	14,418

Long-term bank borrowings, non-current portion	4,491	-

Total bank borrowings	12,178	14,418

The short-term bank borrowings outstanding as of December 31, 2016 and September 30, 2017 bore a weighted average interest rate of 6.89% and 6.73% per annum, respectively, and were denominated in RMB & US$. These borrowings were obtained from financial institutions and have terms of six months to one year. The long-term bank borrowings (including current portion) outstanding as of September 30, 2017 bore a weighted average interest rate of 7.97%, and were denominated in US$. These loans were obtained from financial institutions located in the PRC and Hong Kong, and have terms of 2 to 3 years.

Bank borrowings as of September 30, 2017 were pledged by accounts receivable amounted to US$51,651.

In August 2016, the Company issued 2,515,123 and 1,900,800 warrants (“2016 Warrants”) to two banks in connection with a short term loan facility of $2,000,000 and a long term loan facility of $6,000,000 respectively, for working capital purpose. The 2016 Warrants entitled the banks to subscribe for Series D convertible redeemable preferred shares at the exercise price of $0.5059. The 2016 Warrants shall lapse and expire after 5 and 7 years from their issuance dates, respectively. The 2016 Warrants were replaced by Replacement Warrants to acquire an aggregate of 417,166 the Company’s ordinary shares at the consummation date of the Merger.

As the 2016 Warrants were granted to the banks for loan facilities, their fair value on the issuance date were recognized as deferred borrowing costs presented as deductions of the carrying value of the term loans. The deferred borrowing costs were recognized over the lives of the term loans as financing cost, using the effective interest rate method. Given the 2016 Warrants were convertible into Series D convertible redeemable preferred shares classified as mezzanine equity, the 2016 Warrants were financial liabilities in accordance with ASC 480, Distinguishing Liabilities from Equity that are re-measured at the end of each reporting period with an adjustment for fair value through earnings.

As part of the Merger, the 2016 Warrants were replaced by Replacement Warrants to acquire an aggregate of 417,166 the Company’s ordinary shares classified as permanent equity. As the modification of the 2016 Warrants term resulted in the reclassification of the 2016 Warrants from liability to equity, the 2016 Warrants amounted to US$1,544 were re-measured at fair value upon the Merger and reclassified to additional paid in capital as of September 30, 2017.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

11.	ACCRUED EXPENSES AND OTHER PAYABLES

The components of accrued expenses and other payables are as follows:

	As of December 31,	As of September 30,
	2016	2017
	US$	US$

Payroll and welfare payable	3,235	2,017
Accrued liability	50	-
VAT and other taxes payable	831	1,300
Payables for office supply and utility	743	717
Payables for purchase of property and equipment	432	462
Professional service fees	-	2,959
Deposits from agents	2,315	3,315
Others	28	31
	7,634	10,801

12.	DEFERRED GOVERNMENT GRANTS

The government grants received are required to be used in construction of property and equipment. These grants are initially deferred and subsequently recognized in the statement of operations over the life of the related assets as other operating income.

	Nine Months Ended September 30,
	2016	2017
	US$	US$

Balance at beginning of the period	4,014	2,108
Additions	-	-
Recognized as other operating income	(1,254)	(270)
Foreign currency translation difference	(93)	89
Balance at end of the period	2,667	1,927

13.	MAINLAND CHINA EMPLOYEE CONTRIBUTION PLAN

As stipulated by the regulations of the PRC, full-time employees of the Company in the PRC participate in a government-mandated multiemployer defined contribution plan organized by municipal and provincial governments. Under the plan, certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The Company is required to make contributions to the plan based on certain percentages of employees’ salaries. The total expenses for the plan were US$558 and US$622, respectively, for the nine months ended September 30, 2016 and 2017.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

14.	SHARE BASED COMPENSATION

Share-based awards under the 2007 Plan

During the nine months ended September 30, 2016 and August 18, 2017, the Company granted 340,000 and 9,085,000 shares of options, respectively, to purchase ordinary shares to employees, officers, and directors with the exercise price of $0.459 and $0.859 per share, respectively. The terms of the options shall not exceed ten years from the date of grant. Options will vest according to schedules stipulated in the award agreements, provided the optionee continues to be a service provider to the Company. In addition, the options contain a performance condition whereby vesting will commence upon the earlier to occur of an initial public offering or a change in control as defined in the 2007 Plan, provided there is continued employment of the optionees on such date.

The following table summarizes the Company’s option activities under the 2007 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		(US$)	(Years)	(US$)

Outstanding, January 1, 2016	32,037,240	0.30	4.97	308
Granted	340,000	0.47
Forfeited	(2,389,975)	0.40

Outstanding, September 30, 2016	29,987,265	0.37	4.77	308

Vested and expected to vest at September 30, 2016	29,987,265	0.37	4.77	308

Outstanding, January 1, 2017	27,456,943	0.30	5.26	308
Granted	9,085,000	0.70
Forfeited	(8,007,606)	0.04

Outstanding, August 18, 2017	28,534,337	0.48	6.99	-

Vested and expected to vest at August 18, 2017	28,534,337	0.48	6.99	-

As of August 18, 2017, no options were vested and exercisable given the performance condition in place described above. Historically, compensation cost related to performance options that only vest upon the consummation of an initial public offering or change in control event was recognized when the offering or change in control event was consummated. Accordingly, the Group did not recognize any compensation cost under the 2007 Plan.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the underlying stock at each reporting date, for those awards that have an exercise price below the estimated fair value of the Company’s shares.

As of December 31, 2016 and August 18, 2017, the Company had options outstanding to purchase an aggregate of 5,500,000 shares and nil with an exercise price below the fair value of the Company’s shares, resulting in an aggregate intrinsic value of US$308 and nil, respectively.

Consummation of reverse acquisition in 2017

Upon the consummation of the Merger, the holders of Borqs issued and outstanding options had their options assumed by Borqs Technologies and now hold options to acquire a total of 2,695,194 the Company’s ordinary shares upon exercise of those options. In addition, the performance condition whereby vesting will commence upon the earlier to occur of an initial public offering or a change in control (collectively, “IPO condition”) as defined in the 2007 Plan was removed.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

14.	SHARE BASED COMPENSATION (CONTINUED)

Pursuant to ASC 718, the cancellation of the terms or conditions of an equity award under original award in exchange for a new award should be treated as modification. As the IPO condition was not expected to be satisfied immediately before the modification date, the original grant-date fair value is no longer used to measure compensation cost for the awards. As a result, the compensation cost recognized for the replacement awards would be based on the modification date fair value of the awards. For those awards that were fully vested at the time of the modification, the Company recognized a one-time catch up of US$5,658 in share-based compensation expense upon Merger.

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		(US$)	(Years)	(US$)

Converted under Assumed Options:
Outstanding, August 18, 2017	2,695,194	5.08	6.99	6,561
Granted	-	-
Forfeited	(16,128)	5.51

Outstanding, September 30, 2017	2,679,066	5.08	6.91	3,246

Vested and expected to vest at September 30, 2017	2,679,066	5.08	6.91	3,246

As of August 18, 2017 and September 30, 2017, the Company had options outstanding to purchase an aggregate of 2,583,250 and 1,183,799 shares with an exercise price below the fair value of the Company’s shares, resulting in an aggregate intrinsic value of US$6,561 and US$3,246, respectively.

The Company calculated the estimated fair value of the options on the respective grant dates using the binomial-lattice option valuation model with the following assumptions for each applicable period which takes into account variables such as volatility, dividend yield, and risk-free interest rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option:

	September 30, 2016	September 30, 2017

Risk-free interest rates	1.58%	1.06%-2.32%
Expected life (years)	10 years	10 years
Expected volatility	46%	31.9%-43.9%
Expected dividend yield	0%	0%
Exercise multiple	2.20	2.20
Post-vesting forfeit rate	10%	10%
Fair value of underlying ordinary shares	$0.615	$7.45
Fair value of share option	$0.309	$2.34-$7.45

Total compensation expense relating to share options granted to employees recognized for the nine months ended September 30, 2017 is as follows:

September 30, 2017

Cost of revenues	-
Sales and marketing expenses	1,411
General and administrative expenses	1,263
Research and development expenses	3,053

5,727

Ordinary shares issued in 2017

On March 17, 2017, the Company issued 450,000 ordinary shares to certain employees and a non-employee for a total proceeds of US$62. The fair value of the ordinary shares in excess of the proceeds received by the Company was immediately recognized as compensation expense which amounted to US$324.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

15.	TAXATION

Profit (loss) before income taxes consisted of:

	Nine Months Ended September 30,
	2016	2017
	US$	US$
Non-PRC	(536)	(8,763)
PRC	2,500	(2,801)

	1,964	(11,564)

Income tax expense comprised of:

	Nine Months Ended September 30,
	2016	2017
	US$	US$
Current	(2,794)	(1,026)
Deferred	198	78

	(2,596)	(948)

The reconciliation of tax computed by applying the statutory income tax rate of 25% for the nine months ended September 30, 2016 and 2017 applicable to the PRC operations to income tax expense is as follows:

	Nine Months Ended September 30,
	2016	2017
	US$	US$
Profit (loss) before income taxes	1,964	(11,564)

Income tax expense (benefit) computed at the statutory income tax rate at 25%	(492)	697
Non-deductible expenses	(319)	(361)
Non-taxable income	314	67
Preferential rate	626	(113)
Current and deferred tax rate differences	308	(241)
Foreign rate differences	(691)	(290)
Change in valuation allowance	(2,406)	(611)
Deferred tax	74	-
Interest expense	(10)	(96)

Income tax expense	(2,596)	(948)

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

15.	TAXATION (CONTINUED)

Deferred Tax

The significant components of deferred taxes are as follows:

	As of December 31,	As of September 30,
	2016	2017
	US$	US$
Deferred tax assets
Inventory provision	156	146
Accrued salary and welfare	274	141
Property and equipment	20	14
Tax losses	13,279	14,087
Valuation allowance	(12,675)	(13,286)

Total deferred tax assets	1,054	1,102

Deferred tax liabilities
Intangible assets	1,539	1,509

Total deferred tax liabilities	1,539	1,509

As of September 30, 2017, the Company had net tax operating losses from its PRC subsidiaries and its Consolidated VIEs, as per filed tax returns, of US$41,879 which will expire from 2017 to 2022. The Company has net tax operating loss from its HK subsidiary of US$17,959 which will not expire.

As of September 30, 2017, the Company intends to permanently reinvest the undistributed earnings from its foreign subsidiaries and the Consolidated VIEs to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries and the Consolidated VIEs is not determined because such a determination is not practicable.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

15.	TAXATION (CONTINUED)

Unrecognized Tax Benefits

As of December 31, 2016 and 2017, the Company recorded an unrecognized tax benefits of US$4,053 and US$4,411, respectively, of which, US$2,381 and US$3,245, respectively, are presented on a net basis against the deferred tax assets related to tax loss carry forwards on the consolidated balance sheets. The unrecognized tax benefits and its related interest are primarily related to under-reported intercompany profit. The amount of unrecognized tax benefits will change in the next 12 months, pending clarification of current tax law or audit by the tax authorities, however, an estimate of the range of the possible change cannot be made at this time. As of December 31, 2016 and 2017, unrecognized tax benefits of US$1,681 and US$1,344, if ultimately recognized, will impact the effective tax rate.

A roll-forward of unrecognized tax benefits is as follows:

	Nine Months Ended September 30,
	2016	2017
	US$	US$
Balance at beginning of the period	2,177	4,053

Additions based on tax positions related to the current year	1,765	358

Balance at end of the period	3,942	4,411

In the nine months ended September 30, 2016 and 2017, the Company recorded interest expense accrued in relation to the unrecognized tax benefit of US$10 and US$96 in income tax expense, respectively. Accumulated interest expense recorded by the Company was US$88 and US$184 as of December 31, 2016 and 2017, respectively. As of September 30, 2017, the tax years ended December 31, 2012 through 2017 for the PRC subsidiaries and the VIE remain open for statutory examination by the PRC tax authorities.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

16.	RELATED PARTY TRANSACTIONS

(a)	Related parties

Names of related parties	Relationship with the Company
Intel Capital Corporation (“Intel”) and its affiliates	Intel was shareholder
Qualcomm Global Trading PTE. Ltd (“Qualcomm”)and its affiliates	Qualcomm was a shareholder

(b)	Other than disclosed elsewhere, the Company had the following significant related party transactions for the nine months periods ended September 30, 2016 and 2017:

	Nine Months Ended September 30,
	2016	2017
	US$	US$
Services provided to:
Intel Corporation	271	-
Intel Asia-Pacific Research and Development Ltd	100	79
Intel (China) Co., Ltd.	9	9
Intel (China) Research Center Co., Ltd	58	8
Qualcomm India Private Limited	-	3,967

Hardware sold to :
Qualcomm India Private Ltd	-	12

Purchased from:
Qualcomm Incorporated	-	1,544
Qualcomm CDMA Technologies Asia Pacific PTE. Ltd	-	13,283
Qualcomm Technologies, Inc.	-	75

(c)	The Company had the following related party balances as of December 31, 2016 and September 30, 2017:

	As of December 31,	As of September 30,
	2016	2017
	US$	US$
Amounts due from related parties:
Current:
Intel Corporation	481	-
Intel Asia-Pacific Research and Development Ltd	9	-
Qualcomm India Private Ltd	-	704

Amounts due to related parties:
Current:
Qualcomm Incorporated	*	1,364
Qualcomm CDMA Technologies Asia Pacific PTE. Ltd	*	10,763

All balances outstanding with the related parties as of December 31, 2016 and September 30, 2017 were unsecured, interest-free and have no fixed terms of repayment.

*Qualcomm became a related party of the Group beginning in February 2017 upon its purchase of the Series E convertible redeemable preferred shares and the related Series E-1 Warrants.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

17.	RESTRICTED NET ASSETS

The Company’s ability to pay dividends is primarily dependent on the Company receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the VIE and subsidiaries of the VIE incorporated in the PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The consolidated results of operations reflected in the consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Company’s subsidiaries.

Under PRC law, the Company’s subsidiaries, VIE and the subsidiaries of the VIE located in the PRC is (collectively referred as the “PRC subsidiaries”) are required to provide for certain statutory reserves, namely a general reserve, an enterprise expansion fund and a staff welfare and bonus fund. The PRC subsidiaries are required to allocate at least 10% of its after-tax profits on an individual company basis as determined under PRC accounting standards to the statutory reserve and has the right to discontinue allocations to the statutory reserve if such reserve has reached 50% of its registered capital on an individual company basis. In addition, the registered capital of the PRC subsidiaries is also restricted.

Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the Board of Directors of the subsidiary. The PRC subsidiaries are also subject to similar statutory reserve requirements. These reserves can only be used for specific purposes and are not transferable to the Company in the form of loans, advances or cash dividends. As of December 31, 2016 and September 30, 2017, the Company’s PRC subsidiaries had appropriated US$1,898, respectively, in its statutory reserves.

As a result of these PRC laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends as general reserve fund, the Company’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Company. Amounts restricted include paid-in capital and statutory reserve funds of the Company’s PRC subsidiaries and the equity of the Consolidated VIEs, as determined pursuant to PRC generally accepted accounting principles, totaling an aggregate of US$1,898 as of September 30, 2017.

18.	PREFERRED SHARES

On February 8, 2017 and March 2, 2017, the Group closed the issuances of an aggregate of 10,325,126 and 2,950,036 Series E redeemable convertible preferred shares (the “Series E Preferred Shares”), respectively, for a purchase price of $0.678 per share. Concurrently, Series E-1 Warrants to purchase up to an aggregate of 7,094,164 Series E-1 convertible preferred shares (the “Series E-1 Preferred Shares”) were issued and immediately exercised, at $0.001 per share. The total cash proceeds received was US$9,008, net of issuance costs of US$312. Net proceeds were allocated to the Series E Preferred Shares and Series E-1 Preferred Shares based on their relative fair value on closing dates.

Series E-1 Preferred Shares shall vote with Series E Preferred Shares as a single class. Series E-1 Preferred Shares do not have any redemption rights nor any other rights preferential to the ordinary shares and therefore Series E-1 Preferred Shares are classified as permanent equity.

At the respective closing dates of the Series E Preferred Shares, beneficiary conversion feature was identified and recorded as a reduction of Series E Preferred Shares with an offsetting credit to additional paid-in capital.

Series A, Series B, Series C, Series D and Series E redeemable convertible preferred shares (collectively, the “Redeemable Convertible Redeemable Preferred Shares”) were accreted to redemption value based on the terms stipulated in the Memorandum of Association (“MOA”). Changes in the redemption value are recorded against retained earnings. Upon the consummation of the Merger, all Redeemable Convertible Preferred Shares and Series E Preferred Shares were converted to ordinary shares. Upon conversion, all unamortized discounts, including any original issue discounts and discounts from allocation of proceeds for beneficiary conversion feature, are recognized immediately as deemed dividend and deducted from income available to common stockholders.

The following is the roll-forward of the carrying amounts of Convertible Redeemable Preferred Shares for the nine months ended September 30, 2017:

Nine Months Ended September 30, 2017
US$

Balance as of January 1, 2017	68,862
Issuance of Series E Preferred Shares	6,300
Beneficiary conversion feature of Series E Preferred Shares	(3,258)
Change in redemption value	930
Conversion to ordinary shares	(78,860)

Balance as of September 30, 2017	-

Series E-1 Preferred Shares of US$2,708 were converted to ordinary shares as of September 30, 2017.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

19.	LOSS (EARNINGS) PER SHARE

Basic and diluted loss per share for each of the nine months periods presented are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
	US$	US$	US$	US$
Numerator:
Net loss	(2,050)	(11,565)	(632)	(12,512)
Less: net (loss) income attributable to noncontrolling interest	(174)	250	(834)	369
Net (loss) income attributable to Borqs Technologies, Inc.	(1,876)	(11,815)	202	(12,881)
Accretion to redemption value of preferred shares	(191)	(6,508)	(788)	(6,956)
Net loss attributable to ordinary shareholders	(2,067)	(18,323)	(586)	(19,837)

Denominator:
Weighted-average number of shares outstanding—basic	4,259,898	15,192,929	4,259,898	7,944,290
Weighted-average number of shares outstanding—diluted	4,259,898	15,192,929	4,259,898	7,944,290
Loss per share—Basic:
	(0.49)	(1.21)	(0.14)	(2.50)
Loss per share—Diluted:
	(0.49)	(1.21)	(0.14)	(2.50)

For the nine months ended September 30, 2017, share options and Replacement Warrants to purchase ordinary shares and Redeemable Convertible Preferred Shares and Series E-1 Preferred Shares were anti-dilutive and excluded from the calculation of diluted net loss per share.

20.	FAIR VALUE MEASUREMENT

The Company applies ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 requires disclosures to be provided on fair value measurement.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Include other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

ASC 820 describes three main approaches to measuring the fair value of assets and liabilities: (1) market approach; (2) income approach; and (3) cost approach. The market approach uses prices and other relevant information generated from market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value amount. The measurement is based on the value indicated by current market expectations about those future amounts. The cost approach is based on the amount that would currently be required to replace an asset.

2016 Warrants are classified within Level 3. We estimated the fair value of these warrants as of December 31, 2016 and August 18, 2017 using the binomial-lattice option valuation model, based on the remaining contractual term of the warrants, risk-free interest rates and expected volatility of the price of the underlying Series D Convertible Redeemable Preferred Shares. The 2016 Warrants are then reclassified to equity following the Merger (Note 10).The assumptions used, including the market value of the underlying Series D Preferred Shares and the expected volatility, were subjective unobservable inputs.

There are no assets and liabilities measured at fair value on a recurring basis as of September 30, 2017.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

20.	FAIR VALUE MEASUREMENT (CONTINUED)

Warrant liabilities
US$
Fair value at January 1, 2017	1,344
Changes in the fair value	200
Fair value at August 18, 2017	1,544
Transfer to permanent equity	(1,544)
Fair value at September 30, 2017	-

21.	COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Company leases buildings in the PRC, and India under non-cancelable operating leases expiring on different dates. For the nine months ended September 2016 and 2017, total rental expenses for all operating leases amounted to US$1,049 and US$1,084, respectively.

As of September 30, 2017, the Company has future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year in relation to office buildings consisting of the following:

US$

2017	975
2018	353
2019	255
2020 and thereafter	-

1,583

Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases.

Income Taxes

As of September 30, 2017, the Group has recognized an accrual of US$1,350 for unrecognized tax benefits and its interest (Note 15). The final outcome of the tax uncertainty is dependent upon various matters including tax examinations, interpretation of tax laws or expiration of statutes of limitation. However, due to the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As of September 30, 2017 the Group classified the accrual for unrecognized tax benefits as a non-current liability.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

22.	SEGMENT REPORTING

The operations of the Company are organized into two segments, consisting of Yuantel and Connected Solution.

The CODM measures the performance of each segment based on metrics of revenue and earnings from operations and uses these results to evaluate the performance of, and to allocate resources to each of the segments. CODM does not evaluate operating segments using asset information.

The CODM evaluates performance based on each reporting segment’s net revenue and operating profit. The table below provides a summary of the Group’s operating segment results for the three months and nine months period ended September 30, 2017 and 2016.

Nine months ended September 30, 2017	Yuantel	Connected Solution	Total segments	Eliminations	Consolidated

Net revenue
-External customers	22,959	75,953	98,912	-	98,912
-Inter-segment	-	1,381	1,381	(1,381)	-
Total net revenue	22,959	77,334	100,293	(1,381)	98,912

Operating profit	817	(10,969)	(10,152)	-	(10,152)

Nine months ended September 30, 2016	Yuantel	Connected Solution	Total segments	Eliminations	Consolidated

Net revenue
-External customers	26,362	51,721	78,083	-	78,083
-Inter-segment	-	1,549	1,549	(1,549)	-
Total net revenue	26,362	53,270	79,632	(1,549)	78,083

Operating profit	(4,216)	5,969	1,753	-	1,753

Three months ended September 30, 2017	Yuantel	Connected Solution	Total segments	Eliminations	Consolidated

Net revenue
-External customers	8,295	36,569	44,864	-	44,864
-Inter-segment	-	460	460	(460)	-
Total net revenue	8,295	37,029	45,324	(460)	44,864

Operating profit	596	(12,079)	(11,483)	-	(11,483)

Three months ended September 30, 2016	Yuantel	Connected Solution	Total segments	Eliminations	Consolidated

Net revenue
-External customers	8,905	18,587	27,492	-	27,492
-Inter-segment	-	479	479	(479)	-
Total net revenue	8,905	19,066	27,971	(479)	27,492

Operating profit	(1,083)	370	(713)	-	(713)

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONSOLIDATED CONDENSED INTERIM FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

22.	SEGMENT REPORTING (CONTINUED)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2017		2016		2017
	US$	%	US$	%	US$	%	US$	%
Net revenue by geographic location
China	10,956	40%	9,857	22%	30,346	39%	26,502	27%
India	2,795	10%	29,603	66%	3,616	5%	33,622	34%
United States	10,218	37%	953	2%	26,582	34%	4,687	5%
Rest of the world	3,523	13%	4,451	10%	17,539	22%	34,101	34%
Total net revenue	27,492	100%	44,864	100%	78,083	100%	98,912	100%

Connected Solutions BU net revenue by geographic location
China	2,051	11%	1,562	4%	3,984	8%	3,543	5%
India	2,795	15%	29,603	81%	3,616	7%	33,622	44%
United States	10,218	55%	953	3%	26,582	51%	4,687	6%
Rest of the world	3,523	19%	4,451	12%	17,539	34%	34,101	45%
Connected Solutions BU net revenue	18,587	100%	36,569	100%	51,721	100%	75,953	100%

Net revenue by type
Software	3,495	13%	1,890	4%	11,120	14%	8,473	9%
Hardware	15,092	55%	34,679	77%	40,601	52%	67,480	68%
MVNO	7,217	26%	7,832	17%	23,260	30%	21,460	22%
Others	1,688	6%	463	1%	3,102	4%	1,499	2%
Total net revenue	27,492	100%	44,864	100%	78,083	100%	98,912	100%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Borqs Technologies, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

 Pursuant to the business combination between the Company (formerly Pacific Special Acquisition Corp.) and Borqs International Holding Corp (the “Business Combination”) completed on August 18, 2017, Borqs International Holding Corp (“Borqs International”) became a wholly-owned subsidiary of the Company, with the Company adopting the business of Borqs International and its consolidated subsidiaries going forward and reporting the historical consolidated financial statements of Borqs International on future SEC filings as those of the continuing company, which was renamed Borqs Technologies, Inc. We refer to Borqs Technologies, Inc. and its consolidated subsidiaries and consolidated affiliates collectively as “we”, “us”, “our”, and “the Company.”

The Company is a global leader in software, development services and products providing customizable, differentiated and scalable Android-based smart connected devices and cloud service solutions and a leading provider of commercial grade Android platform software for mobile chipset manufacturers, mobile device OEMs and mobile operators, as well as complete product solutions of mobile connected devices for enterprise and consumer applications. In recent years, the Company has been awarded significant business contracts from Intel and Qualcomm, leading global chipset manufacturers.

The Company has two business units (“BUs"), the Connected Solutions BU and the MVNO BU. The Connected Solutions BU develops wireless smart connected devices and cloud solutions; revenue from the Connected Solutions BU consists of software revenue and hardware revenue. The MVNO BU operates a mobile virtual network in China that provides a full range of 2G/3G/4G mobile communication services at the consumer level.

The Connected Solutions BU works closely with chipset partners to develop new connected devices. The Company developed the reference Android software platform and hardware platform for Intel and Qualcomm phones and tablets. In February 2016, Qualcomm announced its planned business expansion for its next generation Qualcomm® Snapdragon™ Wear platform with the addition of new ecosystem partners, including the Company. The platform is targeted for next generation connected and tethered wearables, such as smartwatches, watches for children and elderly individuals, smart bands, smart eyewear and smart headsets. The availability of the state-of-the-art chipset functionalities from partners, combined with full service industrial design, hardware and software engineering and manufacturing management, opens exciting new possibilities for device manufacturers to accelerate the design, development and deployment of innovative connected devices.

The Company’s connected solutions platform is built on the Android software platform developed by Google and first released to the public in 2008. The Company was among the first to obtain the Android source code, and in 2008 the Company built an innovative technology platform used in the first deployment of Android-based mobile devices to support the TD-SCDMA network of China Mobile Communications Corporation, or China Mobile.

The Company provides Connected Solutions customers with customized, integrated, commercial grade Android platform software and service solutions to address vertical market needs through the targeted BorqsWare software platform solutions. The BorqsWare software platform consists of BorqsWare Client Software and BorqsWare Server Software. The BorqsWare Client Software platform consists of three major components: commercial grade Android software that works with particular mobile chipsets; functionality enhancements of open source Android software; and mobile operator required services. Customers may require the Company to provide further customization based on the BorqsWare Client Software, to meet their specific market needs. The BorqsWare Client Software platform has been used in Android phones, tablets, watches and various Internet-of-things, or IoT, devices. The BorqsWare Server Software platform consists of back-end server software that allows customers to develop their own mobile end-to-end services for their devices. The BorqsWare Server Software provides software necessary for upgrades, charging and various APIs that enhance the customers’ services. Customers may require the Comapny to provide further customization based on BorqsWare Server Software, to meet their specific needs.

The MVNO BU provides a full range 2G/3G/4G voice and data services for general consumer usage and IoT devices, as well as traditional telecom services such as voice conferencing. The MVNO BU also acts as a sales and promotion channel for the products developed by the Connected Solutions BU. The Company believes that a key component of the sales of connected devices going forward is the bundling of those devices with a voice/data plan through its MVNO BU. The MVNO BU launched operations in the fourth quarter of 2014. The MVNO BU provides services throughout China. According to the MVNO Cooperative Office of the Regulatory Affairs Department of China Unicom (the incumbent mobile operator), the Company had 4.56 million registered subscribers as of December 31, 2016, making it the second largest MVNO in China.

The Connected Solutions BU has a global customer base covering core parts of the Android platform value chain, including mobile chipset manufacturers, mobile device OEMs and mobile operators. This BU represented 81.5% and 76.8% of the Company’s net revenues in the three and nine months ended September 30, 2017, respectively, while the MVNO BU represented 18.5% and 23.2% of net revenues for the same periods. As of October 2017, the Company has collaborated with six mobile chipset manufacturers and 29 mobile device OEMs to commercially launch Android based connected devices in 11 countries, and sales of connected devices with the BorqsWare software platform solutions are embedded in more than 10 million units worldwide.

The Company has dedicated significant resources to research and development, and it has research and development centers in Beijing, China and Bangalore, India. As of December 31, 2016, 403 of 565 full-time employees and contractors were technical professionals dedicated to platform research and development and product specific customization. Technical professionals have diverse backgrounds and experience gained through employment with leading mobile chipset designers and manufacturers, mobile device OEMs, internet content providers and other software and hardware enterprises.

The Company has achieved significant growth since inception. Net revenues increased from $47.5 million in 2014 to $75.1 million in 2015 and $120.6 million in 2016. The Company recorded a net loss of $8.2 million in 2014, net income of $0.8 million in 2015 and net income of $2.6 million in 2016.

Key Factors Affecting Results of Operations

Revenue mix impacts the Company’s overall gross profit and gross margin. In particular:

●	Connected Solutions BU. Revenue from product sales is the largest component of Connected Solutions BU revenue. Product sales gross margin is primarily affected by competition, cost of components, and intellectual property royalties that the Company pays to patent licensors. Gross margin for engineering design fees and software royalties tends to be higher because the associated cost of revenues is less and pricing is less subject to competitive pressure. In addition, because product sales and software royalties are generally calculated on a per-unit basis, our revenue will vary depending upon the volume of product sales. Engineering design fees are generally not related to volume of product sales.

●	MVNO BU. Gross margin of the MVNO BU is affected by the wholesale rates the Company obtained from the incumbent operator, as well as the competition in the market. Over time, wholesale rates generally decline due to competition and newer technologies (e.g. 4G, 4.5G, and 4.75G).

Connected Solutions BU net revenues and gross profits are affected by general factors in the highly competitive mobile industry, such as shifts in consumer preferences and customer demands, technological innovations, competing mobile operating systems, and pricing trends. Results are also affected by developments in the Android platform and software market specifically, such as Google’s continued support of the Android platform, continued availability of a free and open source software license for that platform, continued deployment of the Android platform, and continued outsourcing of software development to third party providers. Unfavorable changes in any of these factors could affect market demand for BorqsWare software platform solutions and could materially and adversely affect the Company’s revenues and results of operations.

Revenues and gross profit in the Connected Solutions BU are also affected by Company-specific factors, including:

●	We rely on a limited number of customers for a significant portion of our net revenues, particularly our relationship with a customer that is a prominent mobile chipset manufacturer. We also rely on this mobile chipset manufacturer from a strategic viewpoint, since products that we develop for this customer may also be scaled to other mobile device OEM customers. We devote a significant portion of our research and development resources to this effort. Our results of operations would be significantly harmed if our collaboration with this customer were to decline or its Android-related product development efforts were not successful.

●	Our ability to grow our net revenues depends on our ability to expand our customer base, both in terms of number of customers and geographic concentration, and increase the number of projects we undertake for existing and new customers. Our ability to do so depends on the success of our products and services and those of our customers, and on our marketing and sales performance.

●	Our ability to maintain our position as one of the largest independent Android platform software company will require us to continue to strengthen our technology expertise and capabilities by focusing our research and development to maintain technology leadership and offer advanced Android platform software and service solutions on our customers’ demanding timelines. In addition, our ability to grow our revenues will largely depend on how quickly we and our customers can roll out new products and services.

●	Competing successfully in the Android platform and software market requires us to maintain a competitive pricing structure, including labor costs and operating expenses. Competition for software engineers is intense, particularly in Mainland China and in India.

MVNO BU revenues and gross profit are affected by general factors in the mobile telecom industry in China, such as the voice/data pricing trends offered by other MVNOs and incumbent operators. We enter into profit sharing arrangements with franchisees, under which franchisees receive a percentage of profits on sales of bundled services as they are used by the consumers. Profit sharing amounts are recognized as selling expenses, and limited discounts provided by franchisees to consumers are recognized as reductions of revenue in accordance with ASC 605-50. Competitive factors in voice/data pricing could affect the demand for our MVNO services and affect our mobile subscriber growth, which could materially and adversely affect our revenues and result of operations. MVNO BU revenues and gross profit are also directly affected by Company specific factors, including:

●	The bulk wholesale rates for voice and data service. We rely on China Unicom, the incumbent operator, to provide us with attractive and competitive bulk wholesale rates of voice-per-minute and MB-of-data to compete with our competitors.

●	The Chinese government policy on MVNO services. We rely on China’s government to continue to grant us a license to operate the MVNO services.

The aggregate amount of cash and cash equivalent and restricted cash are not materially affected by currency fluctuations because the majority of our revenues are denominated in U.S. Dollars based on contracts made in Hong Kong and the Cayman Islands. Financings from sales of equity and working capital loans are denominated in U.S. Dollars and executed in Hong Kong and the Cayman Islands, and repayments have been made in U.S. Dollars outside of China, thus not requiring approval from the PRC State Administration of Foreign Exchange. The MVNO business, and small amounts of Connected Solutions BU activities within China, generate revenue in Renminbi. Personnel and personnel-related expenses are primarily paid in Renminbi, and costs of components used in Connected Solutions BU hardware revenues are primarily paid in U.S. Dollars. As of September 30, 2017, we held $13.6 million outside of China and our entities held RMB30.9 million and $1.1 million in China, totaling $19.4 million on a consolidated basis.

Results of Operations

 The following table sets forth a summary of the Company’s consolidated results of operations for the periods indicated. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere or incorporated by reference in this Report. The operating results in any period are not necessarily indicative of results that may be expected for any future period.

Comparisons for the Three and Nine Months Ended September 30, 2017 as compared to the Three and Nine Months Ended September 30, 2016

Transaction-Related Expenses

Advisory, financing, integration and other transaction costs directly related to the Merger totaled US$15.3 million for the nine months ended September 30, 2017, including US$8.8 million in share-based compensation expense recorded for the ordinary shares issued to the financial advisors. The historical option charges were reported in this quarter as the Company’s previously existing option plan when it was a private company did not allow for exercising of options until the Company became a public traded entity. When the Business Combination was completed, all vested options were valued and expensed at the ordinary share’s trading closing price on the day of the Business Combination. The stock-based fees were shares paid to advisors of the transaction.

Excluding the non-cash and non-recurring transaction related expenses described above, the non-GAAP adjusted net income for the three-month and nine-month periods ended September 30, 2017 were $2.9 million and $2.0 million, respectively.

GAAP Presentation

	For Three Months Ended September 30,		For Nine Months Ended September 30,
Consolidated Statement of Operations Data:	2016	2017	2016	2017
	(US$ in thousands)
Net revenues	27,492	44,864	78,083	98,912
Cost of revenues	(22.453)	(35,915)	(60,159)	(78,067)
Gross profit	5,039	8,949	17,924	20,845

Operating expenses	(6,096)	(20,435)	(17,425)	(31,267)
Other operating income	344	3	1,254	270
Operating (loss) income	(713)	(11,483)	1,753	(10,152)

Other (expense) income	(17)	(24)	211	(1,412)
(Loss) profit before income taxes	(730)	(11,507)	1,964	(11,564)

Income tax expense	(1,320)	(58)	(2,596)	(948)
Net loss	(2,050)	(11,565)	(632)	(12,512)

Less: net (loss) income attribute to noncontrolling interests	(174)	250	(834)	369
Net (loss) income attribute to BORQS	(1,876)	(11,815)	202	(12,881)

We had net losses $11.8 million and a $1.9 million and for the three months ended September 30, 2017 and 2016, respectively. The 2017 net loss was due to non-cash and non-recurring merger transaction related expenses as described in the above Transaction-Related Expenses section. We had a net loss of $12.9 million and a net profit of $0.2 million and for the nine months ended September 30, 2017 and 2016, respectively.

We had significant connected products for world-wide customers scheduled for delivery in the third and fourth quarters of 2017. In the first half of the year, significant effort was made in the preparation of such products including testing, certification, and preparation for mass production and our revenue from these products are recognized during the latter part of 2017.

Net Revenues

For the three months ending September 30, 2017, Connected Solutions BU net revenues were $36.6 million and MVNO BU net revenues were $8.3 million, compared to $18.6 million and $8.9 million, respectively, for the same period a year ago. Connected Solutions BU net revenues increased 97% for the three months ended September 30, 2017 from the same period in 2016. MVNO BU net revenues decreased 7% for the three months ended September 30, 2017 from the same period in 2016. Total net revenues increased 63% for the third quarter of 2017 from the quarter a year ago.

For the nine months ended September 30, 2017, Connected Solutions BU net revenues were $76 million and net revenues from the MVNO BU were $23 million, compared to $51.7 million and $26.4 million, respectively, for the same period a year ago. Connected Solutions BU net revenues increased 47% for the nine months ended September 30, 2017 from the nine months ended September 30, 2016. MVNO BU net revenues decreased 13% for the first nine months of 2017 from the year ago period. Total net revenues increased 27% for the first nine months of 2017 from the same period a year ago.

	For Three Months Ended September 30,			For Nine Months Ended September 30,
	2016	2017		2016	2017
	US$	US$	%	US$	US$	%
	(US$ in thousands)
Connected Solutions BU	18,587	36,569	97%	51,721	75,953	47%
MVNO BU	8,905	8,295	(7%)	26,362	22,959	(13%)
Net revenues	27,492	44,864	63%	78,083	98,912	27%

The decreases in net revenues for the MVNO are attributable to the current Chinese government policies requiring heightened security checks for authentication of PRC identification cards at the point of sale of SIM cards, in an effort to curb fraudulent activities in the mobile industry.

Within the MVNO BU, the net revenues for the MVNO operation itself, excluding traditional telephony activities, increased to $7.8 million in the 2017 third quarter from $7.2 million a year ago. The Company designed a new security check and activation system that simplified the sales procedure. Using this new activation system within our MVNO services, we were able to overcome the effect from tightened security measures for SIM card activation.

Net Revenues — Connected Solutions BU

The following table sets forth the Connected Solutions BU net revenues, as well as the components of such revenues, for the periods indicated, in absolute amount and as a percentage of total net revenues:

	For Three Months Ended September 30,				For Nine Months Ended September 30,
	2016		2017		2016		2017
	US$	%	US$	%	US$	%	US$	%
	(US$ in thousands)
Software	3,495	19%	1,890	5%	11,120	21%	8,473	11%
Hardware	15,092	81%	34,679	95%	40,601	79%	67,480	89%
Connected Solutions BU net revenues	18,587		36,569		51,721		75,953

Software

Software net revenues were $1.9 million and $3.5 million for the three months ended September 30, 2017 and 2016, respectively, representing 5% and 19% of Connected Solutions BU net revenues in those periods.

Software net revenues were $8.5 million and $11.1 million for the nine months ended September 30, 2017 and 2016, respectively, representing 11% and 21% of Connected Solutions BU net revenues. The 24% decrease primarily reflected the exit by one of the Company’s major chip manufacturer clients from the Android based product platform.

Hardware

Hardware net revenues were $34.7 million and $15.1 million for the three months ended September 30, 2017 and 2016, respectively, representing 95% and 81% of Connected Solutions BU net revenues in those periods.

Hardware net revenues were $67.5 million and $40.6 million for the nine months ended September 30, 2017 and 2016, respectively, representing 89% and 79% of Connected Solutions BU net revenues in those periods. The 66% increase primarily reflects an increase in hardware product orders from the emerging markets in Asia.

All hardware sales were made to order in writing. Small percentages of replacement units and parts were provided to customers and those costs were included in cost of revenues. We provide engineering design work as specified by our customers, and production begins after the customer accepts the design. We are responsible for procurement of all components, materials and tooling, and for the selection of third-party factories for product assembly. Revenue is recognized when products are shipped to the customer. We are not engaged in the marketing and distribution of the hardware products.

Net Revenues — MVNO BU

	For Three Months Ended September 30,			For Nine Months Ended September 30,
	2016	2017		2016	2017
	US$	US$	%	US$	US$	%
	(US$ in thousands)
MVNO	7,217	7,832		23,260	21,460
Other	1,688	463		3,102	1,499
MVNO BU net revenues	8,905	8,295	(7%)	26,362	22,959	(13%)

We expect sales of MVNO services to increase at slow rate in future periods while traditional commercial services revenues will remain stable. As discussed above, governmental policies requiring heightened security checks for authentication of PRC identification cards at the point of sales of SIM cards continue to have an impact on our subscription activities.

Cost of Revenues

The following table sets forth cost of revenues, both in absolute amount and as a percentage of total cost of revenues, for Connected Solutions BU revenue and MVNO BU revenue:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2016	2017	2016	2017
	US$	US$	US$	US$
	($ in thousands)
Connected Solutions BU	14,914	30,496	36,202	62,340
MVNO BU	7,539	5,419	23,957	15,727
Total Cost of Revenues	22,453	35,915	60,159	78,067

Connected Solutions BU cost of revenues were $30.5 million and $14.9 million for the three months ended September 30, 2017 from 2016, respectively, and $62.3 million and $36.2 million for the nine months ended September 30, 2017 from 2016, respectively. These increases were generally in line with the associated revenues.

MVNO BU cost of revenues was $5.4 million and $7.5 million for the three months ended September 30, 2017 from 2016, respectively, and $15.7 million and $24.0 million for the nine months ended September 30, 2017 from 2016, respectively. MVNO BU cost of revenues were generally proportional to MVNO BU revenues.

Gross Profit and Gross Margin

Our gross profits were $8.9 million and $5.0 million for the three months ended September 30, 2017 and 2016, respectively, and were $20.8 million and $17.9 million for the nine months ended September 30, 2017 and 2016, respectively. The breakdown between the Connected Solutions BU and MVNO BU gross profit and gross margin was as follows:

	For Three Months Ended September 30,				For Nine Months Ended September 30,
	2016		2017		2016		2017
	US$	%	US$	%	US$	%	US$	%
	(Gross Profit in thousands, Gross Margin in %)
Connected Solutions BU	3,673	20%	6,073	17%	15,519	30%	13,613	18%
MVNO BU	1,366	15%	2,876	35%	2,405	9%	7,232	31%
Total	5,039	18%	8,949	20%	17,924	23%	20,845	21%

Connected Solutions BU gross margins were 17% and 20% for the three months ended September 30, 2017 and 2016, respectively, while MVNO BU gross margins were 35% and 15% for the three months ended September 30, 2017 and 2016, respectively. Connected Solutions BU gross margins were 18% and 30% for the nine months ended September 30, 2017 and 2016, respectively, while MVNO BU gross margins were 31% and 9% for the nine months ended September 30, 2017 and 2016, respectively. Connected Solutions BU gross margin decreased due to higher volume of hardware sales; while MVNO BU gross margin increased as we gained economic of scale.

Connected Solutions BU gross profit include gross profit from software projects and gross profit from hardware projects, as shown in the following table:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2016	2017	2016	2017
	US$	US$	US$	US$
	(Gross Profit in thousands)
Software	1,400	1,113	6,515	5,098
Hardware	2,273	4,960	9,004	8,515
Total	3,673	6,073	15,519	13,613

Operating Expenses

The following table sets forth operating expenses for the periods indicated, both in absolute amount and as a percentage of net revenues:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2016	2017	2016	2017
	US$	US$	US$	US$
	($ in thousands)
Research and development expenses	825	4,540	5,239	7,360
Sales and marketing expenses	1,619	3,257	4,591	6,242
General and administrative expenses	3,652	12,599	7,595	17,465
Changes in fair value of warrant	-	39	-	200
Total	6,096	20,435	17,425	31,267

Research and Development Expenses

Research and development expenses increased $3.7 million, to $4.5 million for the three months ended September 30, 2017, from $0.8 million in the same period in 2016. Research and development expenses increased $2.2 million, to $7.4 million for the nine months ended September 30, 2017, from $5.2 million for the same period in 2016. A significant portion of our design activities were directly expensed as cost of revenue of our hardware projects.

Selling and Marketing Expenses

Selling and marketing expenses increased $1.7 million, to $3.3 million for the three months ended September 30, 2017, from $1.6 million from the same period in 2016. Selling and marketing expenses increased $1.6 million, to $6.2 million for the nine months ended September 30, 2017, from $4.6 million for the nine months ended September 30, 2016.

General and Administrative Expenses

General and administrative expenses increased $8.9 million, to $12.6 million for the three months ended September 30, 2017, from $3.7 million for the three months ended September 30, 2016. This increase was due to a non-cash and non-recurring merger transaction related expense in the amount of $8.8 million paid to consultants of the merger in August 2017. General and administrative expenses increased $9.9 million, to $17.5 million for the nine months ended September 30, 2017, from $7.6 million for the nine months ended September 30, 2016, for the same reason, as well as a result of added head-count.

Other Operating Income

Other operating income consists of financial support from local government authorities for certain technology development projects. We recognized $3,000 and $344,000 for the three months ended September 30, 2017 and, respectively, and $0.3 million and $1.3 million for the nine months ended September 30, 2017 and 2016, respectively.

Income tax benefit/ (expense)

For the three and nine months ended September 30, 2017, we had tax payable amounts of $58,000 and $948,000 despite operational losses of $11.5 million and $11.6 million, respectively. Our actual tax rates have been higher than the statutory rates because losses experienced by certain of our subsidiaries could not be used to offset gains in other subsidiaries within the same jurisdiction.

Liquidity and Capital Resources

Cash used in operating activities for the nine months ended September 30, 2017 was $9.9 million and primarily consisted of net loss of $12.5 million but adding back non-cash items including non-recurring share-based compensation due to historical option charges of $5.7 million and merger transaction related consulting expenses of $8.8 million, while adding amortization of intangible assets of $2.8 million. Cash used in operating assets and liabilities included cash used by increase in restricted cash of $2.3 million, increase in accounts receivable of $8.0 million, increase in prepaid expenses of $9.0 million, decrease in accounts payable of $4.4 million, decrease in deferred revenue of $4.1 million.  Increase in inventory of $5.3 million, increase of $3.4 million in accrued expenses, increase in advance from customers of $1.3 million, and increase in amounts due to a related party of $12.1 million.

Cash used in investing activities for the nine months ended September 30, 2017 was $6.5 million, used in development of software assets for both our Connected Solutions BU and MVNO BU.

Cash provided by financing activities for the nine months ended September 30, 2017 was $28.3 million which included short-term borrowings of $5.4 million, less repayment of short-term borrowings of $4.0 million, increase in long-term borrowings of $2.0 million, less repayment of long-term borrowings of $1.9 million, plus the issuance of Series E convertible redeemable preferred shares and Series E-1 convertible preferred shares of $9.0 million and cash received from the merger with Pacific Special Acquisition Corp. of $18.0 million.

We believe that our current cash level and anticipated cash flows from operations will be sufficient to meet anticipated cash needs for at least the next 12 months. In recent periods, our accounts receivable balances have generally fallen in the range of 60 to 90 days. The only related party accounts receivable, which related to a major chipset manufacturer for software related work, amounted to $0.7 million as of September 30, 2017.

We may require additional cash due to unanticipated business conditions or other future developments, including any investments or acquisitions it may decide to pursue. If existing cash is insufficient to meet requirements, we may sell additional equity securities, debt securities or borrow from banks. Currently, we gave no plans to seek external funding.

Cash transfers from PRC subsidiaries to our subsidiaries outside of China are subject to PRC government control of currency conversion. Restrictions on the availability of foreign currency may affect the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency obligation. See “Risk Factors — Risks Related to Doing Business in China —Our subsidiaries in China are subject to restrictions on making dividends and other payments to it or any other affiliated company” and “—Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.”

Critical Accounting Policies

The Company prepares its financial statements in accordance with U.S. GAAP, which requires it to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the end of each fiscal period and the reported amounts of revenues and expenses during each fiscal period. The Company continually evaluates these judgments and estimates based on its own historical experience, knowledge and assessment of current business and other conditions, and expectations regarding the future based on available information and assumptions that it believes to be reasonable, which together form the basis for making judgments that are not readily apparent from other sources. Since the use of estimates is an integral component of the financial reporting process, actual results could differ from those estimates. Some of the Company’s accounting policies require a higher degree of judgment than others in their application.

The selection of critical accounting policies, the judgments and other uncertainties affecting application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors that should be considered when reviewing the Company’s financial statements. The Company believes the following accounting policies involve the most significant judgments and estimates used in the preparation of its financial statements.

Revenue recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, as evidenced by signed contracts, delivery has occurred, the sales price is fixed or determinable and collection is reasonably assured.

Project-based Contracts

The Company accounts revenue from project-based contracts as “Software” revenue. The Company’s project-based contracts are generally considered multiple element arrangements since they include perpetual software licenses, development services, such as customization, modification, implementation and integration, and PCS where customers have the right to receive unspecified upgrades/enhancements on a when-and-if-available basis. The Company is unable to establish vendor specific objective evidence of the fair value of PCS, and PCS is the only undelivered element upon completion of software projects and, therefore, the entire revenue is recognized ratably over the longest expected delivery period of undelivered elements of the arrangement, which is typically the PCS term. The term of PCS is generally 12 months, with ranges from 6 to 36 months, beginning at the completion of final acceptance test.

Service Contracts

The Company provides research and development services to certain customer to develop software where fees are charged on a time and material basis and the Company is not responsible for the outcome of such development projects. The revenue is recognized as the “Software” revenue is delivered.

Connected Devices Sales Contracts

The Company sells connected devices to customers. This includes the hardware component cost, manufacturing cost and our profit margin. The sales of the connected device is considered as “Hardware” revenue.

MVNO Subscriber Usage Payment

The Company MVNO subscribers pay a fee based on the actual minutes of voice call made, MB of data consumed, number of SMS/MMS sent and supplementary services (e.g. call-ID display) subscribed. These are considered as “MVNO” revenue.

Traditional Telecom Services

The Company provides traditional telecom services such as voice conferencing services and 400 toll free services. These are considered as “Other” revenue and are recognized based on the actual consumption by the customers.

Income Taxes

In preparing its consolidated financial statements, the Company must estimate its income taxes in each of the jurisdictions in which it operates. The Company estimates actual tax exposure and assess temporary differences resulting from different treatment of items for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which is included in the consolidated balance sheet. The Company must then assess the likelihood that it will recover its deferred tax assets from future taxable income. If the Company believes that recovery is not likely, it must establish a valuation allowance. To the extent it establishes a valuation allowance or increases this allowance, the Company must include an expense within the tax provision in its consolidated statement of operations. If actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

U.S. GAAP requires that an entity recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. If the Company ultimately determines that payment of these liabilities will be unnecessary, it will reverse the liability and recognize a tax benefit during that period. Conversely, the Company records additional tax charges in a period in which it determines that a recorded tax liability is less than the expected ultimate assessment. The Company did not recognize any significant unrecognized tax benefits during the periods presented in this Report.

Uncertainties exist with respect to the application of the EIT Law and its implementation rules to the Company’s operations, specifically with respect to tax residency status. The EIT Law specifies that legal entities organized outside of the PRC will be considered residents for PRC income tax purposes if their “de facto management bodies” are located within the PRC. The EIT Law’s implementation rules define the term “de facto management bodies” as establishments that carry out substantial and overall management and control over the manufacturing and business operations, personnel, accounting, properties, etc. of an enterprise. On April 22, 2009, the Notice Regarding the Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, was issued. Circular 82 provides certain specific criteria for determining whether the “de facto management body” of a Chinese-controlled offshore-incorporated enterprise is located in China. Further the Administrative Measures of Enterprise Income Tax of Chinese controlled Offshore Incorporated Resident Enterprises (Trial), or Bulletin No. 45, took effect on September 1, 2011, and provides more guidance on the implementation of Circular 82.

According to Circular 82, a Chinese-controlled offshore-incorporated enterprise will be regarded as a PRC tax resident by virtue of having a “de facto management body” in China and will be subject to PRC enterprise income tax on its worldwide income only if all of the following conditions set forth in Circular 82 are met: (i) the primary location of the day-to-day operational management is in the PRC; (ii) decisions relating to the enterprise’s financial and human resource matters are made or are subject to approval by organizations or personnel in the PRC; (iii) the enterprise’s primary assets, accounting books and records, company seals and board and shareholder resolutions are located or maintained in the PRC; and (iv) at least 50.0% of voting board members or senior executives habitually reside in the PRC. In addition, Bulletin No. 45 provides clarification in resident status determination, post-determination administration and competent tax authorities. It also specifies that when provided with a copy of Chinese tax resident determination certificate from a resident Chinese-controlled offshore- incorporated enterprise, the payer should not withhold 10% income tax when paying certain Chinese-sourced income, such as dividends, interest and royalties to the Chinese-controlled offshore-incorporated enterprise.

Although both the circular and the bulletin only apply to offshore enterprises controlled by PRC enterprises and not those by PRC or foreign individuals, the determination criteria set forth in the circular and administration clarification made in the bulletin may reflect the SAT’s general position on how the “de facto management body” test should be applied in determining the tax residency status of offshore enterprises and the administration measures should be implemented, regardless of whether they are controlled by PRC enterprises or PRC individuals.

Despite the uncertainties resulting from limited PRC tax guidance on the issue, the Company does not believe that its legal entities organized outside of the PRC are tax residents under the EIT Law. If one or more of its legal entities organized outside of the PRC were characterized as PRC tax residents, the Company’s results of operations would be materially and adversely affected.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Credit Risk

The Company is subject to the risk of loss arising from the credit risk related to the possible inability of its customers to pay for the products and services that it sells to them. The Company attempts to limit its credit risk by monitoring the creditworthiness of the Company’s customers to whom it extends credit and establishing credit limits in accordance with its credit policy. The Company performs credit evaluations on substantially all customers requesting credit and will not extend credit to customers for whom it has substantial concerns and will deal with those customers on a cash basis. The Company offers billing terms that allow certain customers to remit payment during a period of time ranging from 60 days to 3 months.

The Company typically has limited risk from a concentration of credit risk as no individual customer represents greater than 20% of the outstanding accounts receivable balance.

Liquidity Risk

The Company is also exposed to liquidity risk which is risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions both outside and inside of China to obtain short-term funding to meet the liquidity shortage.

Interest Rate Risk

The Company does not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate risk exposure. The Company has not been exposed nor does it anticipate being exposed to material risks due to changes in interest rates. A hypothetical 10% change in interest rates during any of the periods presented would not have had a material impact on the Company’s consolidated financial statements.

Foreign Currency Risk

Approximately half of our revenues and costs are denominated in RMB, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the PBOC or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of RMB is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the China Foreign Exchange Trading System market.

A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would have had an insignificant effect on the Company’s consolidated financial statements.

Internal Control over Financial Reporting

Prior to the Business Combination, the Company was a private company with limited accounting personnel and other resources with which to address its internal control and procedures over financial reporting. Our independent registered public accounting firm has not concluded an audit of our internal control over financial reporting. In connection with the preparation and external audit of our consolidated financial statements for the two years ended December 31, 2016, we and Ernst and Young Hua Ming LLP, an independent registered public accounting firm, identified a material weakness on our internal control over financial reporting. The Company has undertaken or is in the process of undertaking certain remedial steps to improve its internal control over financial reporting, including: (i) launching a recruitment program to hire additional senior professional qualified accounting staff with knowledge of U.S. GAAP and SEC reporting, including hiring a chief financial officer and vice president of finance with proper qualifications and experience; (ii) implementing regular U.S. GAAP accounting and financial reporting programs, both internal and external, for the Company’s existing accounting and reporting personnel; and (iii) developing additional controls to ensure that appropriate accruals are made for expenses, including (a) a thorough review of invoices before closing the accounting records for the period, (b) capturing data about purchases made for goods and services in a period even where the invoice has not yet been received and (c) developing expectations as to period expenses level by category to be used to monitor the adequacy of the accruals made. In addition, the Company is formulating internal policies relating to internal control over financial reporting, including preparing a comprehensive written accounting policies and procedures manual that can effectively and efficiently guide its finance and accounting personnel in addressing significant accounting issues and assist in preparing financial statements that are in compliance with U.S. GAAP and SEC requirements.

The Company plans to take additional measures to further improve its internal control over financial reporting, including (i) establishing an independent audit committee to oversee the design and implementation effectiveness of its internal control over financial reporting, (ii) continuing to hire qualified professionals with U.S. GAAP accounting experience and (iii) providing proper training to the Company’s accounting personnel. In addition, the Company is considering whether to engage an external service provider to assist management in evaluating its current internal control over financial reporting and implementing necessary controls and measures to assist it in preparing for compliance with internal control reporting.

However, the implementation of these initiatives may not fully address the material weaknesses and significant deficiencies in the Company’s internal control over financial reporting. See “Risk Factors — Risks Related to our Business and Industry”. In the course of preparing the Company’s consolidated financial statements, certain control deficiencies, including material weaknesses and significant deficiencies, were identified. If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately and timely report its financial results or prevent fraud, and investor confidence and the market price of its securities may be adversely impacted

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms promulgated by the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based upon his evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

The following risk factors apply to the business and operations of the Company. These risk factors are not exhaustive. Investors are encouraged to perform their own investigation with respect to the business, financial condition and prospects of the Company. You should carefully consider the following risk factors, as well as the other information included in this Report. In particular, please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements.” We may face additional risks and uncertainties that are not presently known to us, or that we currently deem immaterial, which may also impair our business. The following discussion should be read in conjunction with the financial statements and notes to the financial statements included herein. For the purposes of these risk factors, unless otherwise indicated, the term “Borqs” “we,” “us,” “our” or “the Company” refers to Borqs Technologies, Inc. together with our consolidated subsidiaries and consolidated affiliated entities.

Risks Related to Our Business and Industry

If alternative mobile operating system platforms become more widely used or accepted, or mobile chipset manufacturers, mobile device OEMs and mobile operators do not continue to make product and service offerings compatible with the Android platform, our business could be materially harmed.

The mobile operating system platform industry is intensely competitive and characterized by rapid technological changes, which often result in shifts in market share among the industry’s participants as one operating system may become more widely used than others. For example, in the past the Symbian mobile operating system platform, or Symbian, from Nokia Corporation, or Nokia, dominated market share for consumer products and the BlackBerry mobile operating system platform, or BlackBerry, from Research in Motion Limited, or RIM, dominated market share for enterprise products. In the past five years, with the rise of the iOS mobile operating system platform, or iOS, from Apple Inc., or Apple, and the Android platform, both the Symbian and Blackberry platforms have experienced a substantial decline. There can be no assurance that the Android platform will continue to compete effectively with alternative mobile operating system platforms, such as the iOS platform or Windows Mobile mobile operating system platform, or Windows Mobile, from Microsoft Corporation. If these or other mobile operating system platforms become more widely used or accepted, such as operating system platforms being developed by Baidu, Inc., or Baidu, and Alibaba.com Ltd., or Alibaba, in China, the market appeal of the Android platform and our Android+ software and service platform solutions could be diminished, which could materially adversely affect our business and financial performance.

Furthermore, the competitiveness of our Android+ software and service platform solutions is dependent upon the continued compatibility of the Android platform with the offerings of our customers. If these customers choose not to continue to adopt the Android platform or they are unable to retain or increase their market share, the demand for our Android+ software and service platform solutions may be diminished, which could materially adversely affect our business and financial performance.

We generate a significant portion of our net revenues from a small number of major customers and key projects and any loss of business from these customers or key projects could reduce our net revenues and significantly harm our business.

We have derived, and believe that in the foreseeable future we will continue to derive, a significant portion of our net revenues from a small number of major customers and key projects. For 2015 and 2016, our top five customers accounted for 54.1% and 51.7%, respectively, of our net revenues.

Our ability to maintain close relationships with our major customers is essential to the growth and profitability of our business. However, the volume of work performed for a specific customer is likely to vary from year-to-year and project-to-project, especially since we are generally not the exclusive Android platform software and service solutions provider for our customers, some of our customers have in-house research and development capabilities and we do not have long-term purchase commitments from any of our customers. A major customer in one year may not provide the same level of net revenues for us in any subsequent year. The products we provide to our customers, and the net revenues and income from those products, may decline or vary as the type and quantity of products changes over time. In addition, reliance on any individual customer for a significant portion of our net revenues may give that customer a degree of pricing leverage when negotiating contracts and terms of service with us.

In addition, a number of factors not within our control could cause the loss of, or reduction in, business or revenues from any customer, and these factors are not predictable. These factors include, among others, a customer’s decision to re-negotiate the royalty payment of a contract if the volume of unit sales exceeds original expectations, pricing pressure from competitors, a change in a customer’s business strategy, or failure of a mobile chipset manufacturer or mobile device OEM to develop competitive products. Our customers may also choose to pursue alternative technologies and develop alternative products in addition to, or in lieu of, our products, either on their own or in collaboration with others, including our competitors. The loss of any major customer or key project, or a significant decrease in the volume of customer demand or the price at which we sells our products to customers, could materially adversely affect our financial condition and results of operations.

We have expanded our product offerings in both our Connected Solutions BU and MVNO BU, and there can be no assurance that our efforts in these areas will be successful.

From our inception in 2007 through 2014, we have focused primarily on providing our Android+ software platform solutions to mobile chipset manufacturers, mobile device OEMs and mobile operators as well as complete product solutions of mobile connected devices for enterprise and consumer applications. In 2014, after acquiring Yuantel Investment, we entered into the MVNO business. As we continue to grow our business and markets, we will continue to increase our service product offerings in both our Connected Solutions BU and MVNO BU. However, the success of these new product offerings will depend on many factors, including timely and successful research and development, pricing, market and consumer acceptance of such new products and the product offerings of our competitors. If new product offerings are not successful, our revenue growth will suffer and our results of operations may be harmed. Further, we do not have significant experience in the MVNO business and cannot be assured that our investments in the development of our MVNO business will result in increased revenue.

We rely on a prominent mobile chipset manufacturer customer for a significant portion of our net revenues. Any deterioration of our relationship with this manufacturer, or any interruption to the ongoing collaboration with this customer may significantly harm our business, financial condition and results of operations.

We generate a significant portion of our revenue from a prominent chipset manufacturer, which beneficially owned 12.3% of our outstanding shares as of the date of this Report. We rely significantly on this customer from a strategic viewpoint since we scale products developed for this customer to deploy with mobile devices for OEM customers and devote a portion of our research and development resources accordingly. In 2014, 2015 and 2016, we generated 18%, 10.0% and 3.5% of our net revenues, respectively, from this customer. We anticipate that our dependence on this customer will continue for the foreseeable future. Consequently, various events could cause material fluctuations or declines in our net revenues or liquidity position and have a material adverse effect on our financial condition and results of operations:

●	this customer’s collaborations with our competitors;

●	reduced, delayed or canceled of contracts from this customer;

●	market success of this customer’s Android-based products; and

●	this customer’s decision to move product development in-house.

Although we have collaborated with this customer on various projects since 2010, there can be no assurance that this customer will continue working with us in the future, whether due to changes in management preferences, business strategy, corporate structure or other factors. Our failure to continue our collaboration with this customer would adversely affect our business, financial conditions and results of operations.

We provide mobile communication services as a mobile virtue network operator in China. The current license to operate such services is based on a government issued extension of a trial license that originally would have expired on December 31, 2015. If we cannot obtain a renewed license or the current extension is terminated, we will need to cease this operation and our total revenues will be significantly reduced.

Our MVNO BU contributed 4.6%, 26.6% and 29.1% of our net revenues in 2014, 2015 and 2016, respectively, and we are currently one of the top MVNO businesses in China, as measured in terms of registered subscribers.

The ability of MVNOs to provide mobile communication services in China is based on trial licenses granted by the Ministry of Industry & Information Technology of China, or MIIT, under the mobile virtue network trial program initiated by the MIIT in 2013 to implement the Chinese State Council’s encouragement of private investments in various industries, including telecommunication industry. The trial program and all trails licenses issued thereunder, including our own, were originally set to expire as of December 31, 2015. According to the trial program policies issued by the MIIT, the MIIT will work on formalizing commercial policies regarding the operation of MVNO based on the development of the trial program. On December 28, 2015, the MIIT issued a notice stating that while the government is “diligently researching and determining the formal commercial policies regarding the operation of MVNO, the temporary licenses issued continue to allow MVNO enterprises to operate, and the base telecommunication enterprises shall continue to provide cooperation, support and maintenance services”, as translated from the MIIT’s notice. There has been no other announcement to date regarding the timing of the formalize policies, or the granting of official licenses, or changes to the current extension to operate. All MVNOs in China, including us, will continue to operate and provide mobile communication services for subscribers based on the trial licenses.

Although it is a common belief among MVNOs in China that since the MVNO business in China was initiated by the current Chinese administration and has gained a large number of subscribers during the trial program, the continuation of MVNO operation will be supported by the Chinese administration, there is no guarantee that the Chinese government or the MIIT will not terminate MVNO operation. If we cannot obtain a renewed license or the current extension is terminated, we will be forced to cease this operation, our total revenues will be significantly reduced and our investment into this business will be completely lost.

We rely on China Unicom, the incumbent operator, to provide us with attractive and competitive bulk wholesale rates of voice-per-minute and MB-of-data to compete with our competitors. If we are not provided competitive bulk wholesale rates from China Unicom, we will not be able to maintain our gross margin and will not be able to operate profitably, which may lead to shutting down the MVNO Business Unit entirely.

Failure to complete real-name registration of all users of our MVNO services could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.

Chinese laws require telecommunication business operators to verify and register real names and identification information of users of mobile phones. For example, in September 2016, the MIIT and certain other governmental departments issued the Notice regarding Prevention of and Cracking Down Telecommunication or Online Frauds to emphasize the real-name registration requirements and to further require telecommunication business operators, including MVNOs, to complete the real-name registration for all of their existing users by end of 2016. In August 2016 and February 2017, we were warned by the MIIT for our failure to strictly comply with the real-name registration requirement. We have since rectified such failure in accordance with the MIIT’s requirements and have also established internal policies and required all our staff to strictly comply with the real-name registration requirements for new users. However, we cannot assure you that all our staff will strictly implement our internal policies or that all users will provide authentic information to us. If we are found by the authorities not to comply with the real-name registration requirement, we may be subject to penalties, or be required to suspend or terminate our MVNO business. In addition, complying with these laws and regulations could cause us to incur substantial costs.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in PRC laws and regulations or changes in interpretations thereof may materially and adversely affect our business.

The PRC government restricts or imposes conditions on foreign investment in telecommunication business. We and our PRC subsidiaries are considered foreign persons or foreign-invested enterprises under PRC foreign investment related laws. As a result, we are subject to PRC legal restrictions on or conditions for foreign ownership of telecommunication business. Due to these restrictions and conditions, we conduct our MVNO business in China through BC-NW, our variable interest entity and the subsidiaries of BC-NW. As all the registered shareholders of BC-NW are PRC citizens and all other shareholders of the subsidiaries of BC-NW are also PRC citizens or PRC domestic enterprises, BC-NW and our subsidiaries are therefore considered PRC domestic enterprises under PRC law. The “registered shareholders” of BC-NW refer to those shareholders who have pledged their equity interest in BC-NW to WFOE and entered into exclusive option agreements with WFOE as part of the contractual arrangements. Our contractual arrangements with BC-NW and the registered shareholders of BC-NW allow it to have the power to direct the activities of BC-NW and our subsidiaries that most significantly impact economic performance.

There are substantial uncertainties regarding the interpretation and application of PRC laws and regulations, including, but not limited to, the laws and regulations governing the MVNO business, or the enforcement and performance of our contractual arrangements with BC-NW. These laws and regulations may be subject to change, and their official interpretation and enforcement may involve substantial uncertainty. New laws and regulations that affect existing and proposed future businesses may also be applied retroactively.

Although we believe we are in compliance with current PRC laws and regulations, we cannot assure you that the PRC government would agree that our contractual arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. The PRC government has broad discretion in determining penalties for violations of laws and regulations. If the PRC government determines that we do not comply with applicable law, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our websites, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, impose restrictions on our business operations or on our customers, or take other regulatory or enforcement actions against us that could be harmful to our business. Any of these or similar occurrences could significantly disrupt our business operations or restrict us from conducting a substantial portion of our business operations, which could materially and adversely affect our business, financial condition and results of operations. If any of these occurrences results in our inability to direct the activities of any of our consolidated affiliated entities that most significantly impact our economic performance, and/or our failure to receive the economic benefits from any of our consolidated affiliated entities, we may not be able to consolidate such entity in our consolidated financial statements in accordance with U.S. GAAP.

We operate in a rapidly evolving industry. If we fail to keep up with technological developments and changing requirements of our customers, business, financial condition and results of operations may be materially and adversely affected.

The mobile industry is rapidly evolving and subject to continuous technological developments. Our success depends on our ability to keep up with these technological developments and the resulting changes in customers’ demands. There may also be changes in the industry landscape as different types of platforms compete with one another for market share. If we do not adapt our Android+ software and service platform solutions to such changes in an effective and timely manner as more mobile operating system platforms become available in the future, we may suffer a loss in market share. Given that we operate in a rapidly evolving industry, we also need to continuously invest significant resources in research and development in order to enhance our existing products and to respond to changes in customer preference, new challenges and industry changes in a timely and effective manner. If we fail to keep up with technological developments and continue to innovate to meet the needs of our customers, our Android+ software and service platform solutions may become less attractive to customers, which in turn may adversely affect our reputation, competitiveness, results of operations and prospects.

We face intense competition from onshore and offshore third party software providers in the Android platform and software market, and, if we are unable to compete effectively, it may lose customers and our revenues may decline.

The Android platform and software market is highly fragmented and competitive, and we expect competition to persist and intensify from both existing competitors and new market entrants. We believe that the principal competitive factors in our industry are reliability and efficiency, performance, product features and functionality, development complexity and time-to-market, price, support for multiple architectures and processors, interoperability with other systems, support for emerging industry and customer standards and protocols and levels of training, technical services and customer support.

Our business model is to provide a full suite of Android+ software and service platform solutions to a broad range of customers, including mobile chipset manufacturers, mobile device OEMs and mobile operators. As of the date of this Report, we are not aware of any significant independent competitor that provides a full range of Android platform software and service solutions as we do to the range of customers it has, although we have a number of competitors that provide one or several Android platform software and/or service solutions to one or more of our range of customers. See “Business — Competition.”

In addition, we face competition from companies seeking to compete with the Android platform by developing their own operating systems, such as Baidu and Alibaba in China, and major mobile device OEMs, such as Foxconn Technology Group and BYD Electronic (International) Company Limited, which are able to develop low-level software for mobile chipsets, as well as Huawei, GTE and Xiaomi.

We believe that we presently compete favorably with respect to each segment identified above. However, the market for Android platform software and service solutions is still rapidly evolving, and we may not be able to compete successfully against current and potential competitors in the future. In addition, some of our independent competitors are more focused on one or several particular segments of the value chain and may deliver better services in those segments than we do. Furthermore, some of our competitors may have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we have. If we are unable to compete successfully on the principal competitive factors described above or otherwise, our business could be harmed.

As an MVNO, we face intense competition in the wireless communications market and if we cannot compete effectively our revenues, profits, cash flows and growth may be adversely affected.

The wireless communications market is extremely competitive, and competition for customers is increasing. We compete with other MVNOs such as Snail Mobile, d.Mobile and Soshare. We are one of the top MVNOs in China as measured in terms of registered subscribers, and we intend to expand our market share organically or by acquiring smaller MVNOs. However, we continue to face intense competition from the dozens of other MVNOs and we may not be able to compete successfully in the future. In addition, continued consolidation in the industry creates even large competitors, and such competitors may have greater financial, technical, personnel and marketing resources and a larger market share than us, and we may not be able to compete successfully against them. If we are unable to compete successfully on the principal competitive factors described above or otherwise, our MVNO business could be harmed.

Acquisition and Investment Risks.

We may undertake acquisitions, investments, joint ventures or other strategic alliances in the future, which could expose us to new operational, regulatory and market risks. In addition, such future and past undertakings may not be successful, which may adversely affect our business, results of operations, financial condition and prospects.

In connection with our growth strategy, we intend to grow both organically by expanding our current business lines and geographic coverage and through acquisitions, investments, joint ventures or other strategic alliances if the appropriate opportunities arise. These potential business plans, acquisitions, investments, joint ventures and strategic alliances may expose us to new operational, regulatory and market risks, as well as risks associated with additional capital requirements. In addition, we may not be able to identify suitable future acquisition or investment candidates or joint venture or alliance partners. Even if we identify suitable candidates or partners, we may be unable to complete an acquisition, investment or alliance on terms commercially acceptable to us. If we fail to identify appropriate candidates or partners, or complete desired acquisitions, investments or alliances, we may not be able to implement our strategies effectively or efficiently.

In addition, our ability to successfully integrate acquired companies and their operations may be adversely affected by a number of factors, including, among others, the ability to capitalize on anticipated synergies, diversion of resources and management’s attention, difficulties in retaining personnel of the acquired companies, unanticipated problems or legal liabilities and tax and accounting issues. If we fail to integrate any acquired company efficiently, our earnings, revenues, gross margins, operating margins and business operations could be adversely affected. The integration of acquired companies is a complex, time-consuming and expensive process.

For our merger with Pacific Special Acquisition Corp in which we received $18.0 million in net proceeds, administrative procedures are still in process. Delay in such process may have a negative effect on our operations.

We are dependent upon the Android platform and, if Google determines to no longer develop the Android platform and our further development is not taken up by reliable alternative sources, our business could be materially harmed.

Our business model is dependent upon the Android platform, which is a free and fully open source mobile software platform developed by Google. The Android platform has been updated frequently since our original release and the development of the Android platform is an ongoing process which we do not control. If Google determines to no longer develop the Android platform or our further development is not taken up by reliable alternative sources, such as another third party or the open source community, demand for our Android+ software and service platform solutions could decline significantly and our revenue and financial condition could be materially harmed.

If our customers move more research and development work in-house, lower demand for our solutions could reduce our net revenues and harm our business.

Collaboration with customers is essential to the growth and profitability of our business. However, our customers may elect to move more research and development work in-house, and reduce collaboration with us for Android platform projects. There are many factors beyond our control that could cause our customers to move their work in-house, such as spending reductions due to a challenging economic environment, corporate restructuring, cost control, pricing pressure and concerns regarding the protection of technology know-how, trade secrets and other intellectual property rights. If our customers decide to change their strategy by moving more research and development work in-house, our net revenues may decline, and our business, financial condition and results of operations may be adversely affected.

Our limited operating history makes it difficult to evaluate our business, financial performance and prospects.

We were incorporated under the laws of the Cayman Islands in 2007 as Borqs International Holding Corp and have experienced rapid growth since then. This limited operating history may make it difficult to evaluate our business, financial performance and prospects. We may not have sufficient experience to address the risks frequently encountered by fast-growing companies entering new and rapidly evolving markets such as the Android platform and software market, which may increase the difficulty of evaluating our prospects. We incurred a net loss in 2014 of $8.1 million, and had net income of $0.8 million in 2015 and $2.6 million in 2016. There can be no assurance that we will continue to generate net income in future periods, and we may incur losses in the future. Due to our limited operating history, our historical growth may not be indicative of our future performance and may not be able to sustain our profitability. You should consider our prospects in light of the risks and uncertainties that fast-growing companies with a limited operating history may encounter or to which such companies may be exposed.

Most of our engagements with customers are for a specific project only and do not provide for subsequent engagements. If we are unable to generate a substantial number of new engagements for projects on a continuing basis, our business and results of operations will be adversely affected.

Our customers generally retain us on project-by-project basis in connection with specific projects rather than on a recurring basis under long-term contracts. Historically, a significant portion of our net revenues has been comprised of product fees. These revenues relate to one-time research and engineering work performed for customers. For 2014, 2015 and 2016, our net revenues from products fees were $17.2 million, $22.5 million and $14.9 million, respectively, representing 36.2%, 29.9% and 12.4% of total net revenues. Although a significant amount of our net revenues are generated from repeat business, which we define as revenues from a customer who also contributed to our revenues during the prior fiscal year, our engagements with our customers are typically for individual projects that are often on a non-exclusive, project-by-project basis. In addition, a majority of our customer contracts from which we generate product fees can be terminated by customers with or without cause. There are many factors outside of our control that might lead customers to terminate a contract or project with us, including, among others:

●	financial difficulties for our customers;

●	business going to our competitors or remaining in-house;

●	unsuccessful launch of a product;

●	disclosure of core technology by a third party; and

●	mergers and acquisitions or significant corporate restructurings by our customers.

Furthermore, some of our customer contracts specify that if a change of control occurs during the term of the contract, the customer has the right to terminate the contract upon advance notice. If our customers terminate our contracts before completion or choose not to renew their contracts, our business, financial condition and results of operations may be materially and adversely affected.

Therefore, we have to continuously seek new engagements while our current engagements are being performed or are completed or terminated, and we are constantly seeking to expand our business with existing customers and secure new customers. If we are unable to generate a substantial number of new engagements on a continuing basis, our business and results of operations will be adversely affected.

Because of the characteristics of open source software, there are limited technology entry barriers into the Android platform and software market in which we compete, and it may be relatively easy for competitors, some of which may have greater resources than we have, to enter our markets and compete with us.

One of the characteristics of open source software is that anyone can modify and redistribute the existing open source software and use it to compete against us. Such competition can develop without the degree of overhead and lead time required by traditional proprietary software companies. It is possible for new competitors with greater resources than us to develop their own Android platform software and service solutions, potentially reducing the demand for, and putting pricing pressure on, our Android+ software and service platform solutions. In addition, some competitors make their open source software available for free download and use on an ad hoc basis, or may position their open source software as a loss leader in order to win customers. There can be no assurance that we will be able to compete successfully against current and future competitors or that competitive pressure and/or the availability of open source software will not result in price reductions, reduced operating margins and loss of market share, any of which could seriously harm our business.

Security and privacy breaches may expose us to liability and harm our reputation and business.

As part of our business we receive and process information about our employees, customers and partners, and we may store (or contract with third parties to store) our customers’ data. While we take security measures relating to our Android+ software and service platform solutions, specifically, and our operations, generally, those measures may not prevent security breaches that could harm our business. Advances in computer capabilities, inadequate technology or facility security measures or other factors may result in a compromise or breach of our systems and the data we store and process. Our security measures may be breached as a result of actions by third parties or employee error or malfeasance. A party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other things, misappropriate proprietary information (including information about our employees, customers and partners and our customers’ information), cause the loss or disclosure of some or all of this information, cause interruptions in our operations or our customers’ or expose our customers to computer viruses or other disruptions or vulnerabilities. Any compromise of our systems or the data it stores or processes could result in a loss of confidence in the security of our Android+ software and service platform solutions, damage our reputation, disrupt our business, lead to legal liability and adversely affect our financial condition and results of operations. Moreover, a compromise of our systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. Actual or perceived vulnerabilities may lead to claims against us by our customers, partners or other third parties, which could be material. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

We are vulnerable to technology infrastructure failures, which could harm our reputation and business.

We rely on our technology infrastructure for many functions, including selling our Android+ software and service platform solutions, supporting our customers and billing, collecting and making payments. We also rely on our own technology infrastructure, which is located on a third party site, as well as the technology infrastructure of third parties, to provide some of our back-end services. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer intrusions and viruses, software errors, computer denial-of-service attacks and other events. A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning is not sufficient for every eventuality. This technology infrastructure is also subject to break-ins, sabotage and intentional acts of vandalism by internal employees, contractors and third parties. Despite any precautions we or our third-party partners may take, such problems could result in, among other consequences, interruptions in our services and loss of data, which could harm our reputation, business and financial condition. We do not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers and partners would create a large volume of questions and complaints that would need to be addressed by our support personnel. If our support personnel cannot meet this demand, customer and partner satisfaction levels may fall, which in turn could cause additional claims, reduced revenue, reputation damage or loss of customers.

We may not be able to continue to use or adequately protect our intellectual property rights, which could harm our business reputation and competitive position.

Although Android is an open source mobile software platform for mobile devices, we are not required to share the source code for our Android software, which we have invested significant resources to develop. Accordingly, we believe that patents, trademarks, trade secrets, copyright, software registration and other intellectual property we use are important to our business. We rely on a combination of patent, trademark, copyright, software registration and trade secret protection laws in China and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our intellectual property and brand name. Any failure by us to maintain or protect our intellectual property rights, including any unauthorized use of our intellectual property by third parties or use of “Borqs” as a company name to conduct software or services business, may adversely affect our current and future revenues and our reputation.

In addition, the validity, enforceability and scope of protection available under intellectual property laws with respect to the mobile and Internet industries in China, where a significant part of our business and operations are located, are uncertain and still evolving. Implementation and enforcement of PRC intellectual property-related laws have historically been deficient, ineffective and hampered by corruption and local protectionism. Accordingly, protection of intellectual property rights in China may not be as effective as in the United States or other countries. Furthermore, policing unauthorized use of proprietary technology is difficult and expensive, and we may need to resort to litigation to enforce or defend patents issued to us or to determine the enforceability, scope and validity of our proprietary rights or those of others. Such litigation and an adverse determination in any such litigation, if any, could result in substantial costs and diversion of resources and management attention, which could harm our business and competitive position.

We also may be required to enter into license agreements with certain third parties to use their intellectual property for our business operations. If such third parties fail to perform under these license agreements or if the agreements are terminated for any reason, our business and results of operations may be negatively impacted. Furthermore, if we are deemed to be using third parties’ intellectual property without due authorization, we may become subject to legal proceedings or sanctions, which may be time-consuming and costly to defend, divert management attention and resources or require us to enter into licensing agreements, which may not be available on commercial terms, or at all.

The international nature of our business exposes it to risks that could adversely affect our financial condition and results of operations.

We conduct our business throughout the world in multiple locations. Our corporate structure also spans multiple jurisdictions, with our parent holding company incorporated in the British Virgin Islands and intermediate and operating subsidiaries incorporated in China, Hong Kong, India, Brazil, Japan and South Korea. In addition, one of our growth strategies is to further expand our business in Europe and into the United States. As a result, we are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include, among others:

●	significant currency fluctuations between the Renminbi and the U.S. dollar and other currencies in which we transact business;

●	difficulty in identifying appropriate mobile chipset manufacturers, mobile device OEMs, mobile operators and/or joint venture partners, and establishing and maintaining good relationships with them;

●	legal uncertainty owing to the overlap and inconsistencies of different legal regimes, problems in asserting contractual or other rights across international borders and the burden and expense of complying with the laws and regulations of various jurisdictions;

●	potentially adverse tax consequences, such as scrutiny of transfer pricing arrangements by authorities in the countries in which we operate;

●	adverse effect of inflation and increase in labor costs;

●	current and future tariffs and other trade barriers, including restrictions on technology and data transfers;

●	general global economic downturn;

●	unexpected changes in political environment and regulatory requirements; and

●	terrorist attacks and other acts of violence or war.

The occurrence of any of these events could have a material adverse effect on our results of operations and financial condition.

Furthermore, we are in the process of implementing policies and procedures designed to facilitate compliance with laws and regulations in various jurisdictions applicable to us, but there can be no assurance that our employees, contractors or agents will not violate such laws and regulations or our policies. Any such violations could, individually or in the aggregate, materially and adversely affect our financial condition and operating results.

We may not be able to manage our anticipated growth and our current and planned resources may not be adequate to support our expanding operations; consequently, our business, results of operations and prospects may be materially and adversely affected.

We have experienced rapid growth since we commenced operations. Our rapid expansion may expose us to new challenges and risks. To manage the further expansion of our business and the growth of our operations and personnel, we need to continuously expand and enhance our infrastructure and technology, and improve our operational and financial systems and procedures and controls. For example, we currently manage all of our human resources functions manually and expect that we will need to upgrade our current system as we continue to increase our headcount. We also need to expand, train and manage our growing employee base. In addition, our management will be required to obtain, maintain or expand relationships with mobile chipset manufacturers, mobile device OEMs and mobile operators, as well as other third-party business partners. We cannot assure you that our current and planned personnel, infrastructure, systems, procedures and controls will be adequate to support our expanding operations. If we fail to manage our expansion effectively, our business, results of operations and prospects may be materially and adversely affected.

Due to intense competition for highly skilled personnel, we may fail to attract and retain qualified personnel to support our research and development operations; as a result, our ability to bid for and obtain new projects may be adversely affected and our net revenues could decline.

The mobile industry relies on the talents and efforts of highly skilled personnel, and our success depends to a significant extent on our ability to recruit, train, develop, retain and motivate qualified personnel for all areas of our organization. The mobile industry in China has experienced significant levels of employee attrition. Our attrition rates were 19% in 2014, 18% in 2015, and 12% in 2016. We may encounter higher attrition rates in the future, particularly if the mobile industry continues to experience strong growth.

Competition in our industry for qualified employees, especially technical employees, is intense, and our competitors directly target our employees from time to time. We have also experienced employees leaving us to start competing businesses or to join the in-house research and development teams of our customers. The loss of the technical knowledge and industry expertise of any of these individuals could seriously impede our success. Moreover, the loss of these individuals, particularly to a competitor, some of which are in a position to offer greater compensation, and any resulting loss of customers or trade secrets and technological expertise could further lead to a reduction in our market share and adversely affect our business. If we are required to increase the compensation payable to our qualified employees to compete with certain competitors with greater resources than we have or to discourage employees from leaving us to start competing businesses, our operating expenses will increase which, in turn, will adversely affect our results or operations.

Our success depends substantially on the continuing efforts of our senior executives and other key personnel, and our business may be severely disrupted if we lose their services.

Our future success heavily depends upon the continued services of our senior executives and other key employees. In particular, we rely on the expertise, experience, customer relationships and reputation of Pat Chan, our founder, chairman and chief executive officer. We currently do not maintain key man life insurance for any of the senior members of our management team or other key employees. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily or at all. In addition, competition for senior executives and key employees in our industry is intense, and we may be unable to retain our senior executives and key employees or attract and retain new senior executive and key employees in the future, in which case our business may be severely disrupted, and our financial condition and results of operations may be materially and adversely affected.

If any of our senior executives or key employees joins a competitor or forms a competing company, it may lose customers, know-how and other key employees and staff members to them. Also, if any of our business development managers, who generally keep a close relationship with our customers, joins a competitor or forms a competing company, we may lose customers, and our net revenues may be materially and adversely affected. Additionally, there could be unauthorized disclosure or use of our technical knowledge, practices or procedures by such employees. All of our executives and key employees have entered into employment agreements with us that contain non-competition provisions, non-solicitation and nondisclosure covenants. However, if any dispute arises between our executive officers or key employees and us, such non-competition, non-solicitation and nondisclosure provisions might not provide effective protection to us, especially in China, where most of these executive officers and key employees reside, in light of the uncertainties with China’s legal system. See “Risk Factors—Risks Related to Doing Business in China—Uncertainties with respect to the PRC legal system could harm us.”

A significant majority of our outstanding ordinary shares are held by a small number of shareholders, which may have significantly greater influence on us due to the size of their shareholdings relative to other shareholders.

As of the date of this Report, Asset Horizon International Limited, Keytone Ventures, L.P., Norwest Venture Partners X, L.P., GSR Ventures II, L.P. and our affiliates, and Intel Capital Corporation beneficially own approximately 10.7%, 9.8%, 10.8%, 8.4% and 12.3%, respectively, of the outstanding ordinary shares of the Company. These major shareholders have significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and schemes of arrangement, election and removal of directors and other significant corporate actions. They may not act in our best interests or our minority shareholders’ interests. In addition, without the consent of these major shareholders, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our ordinary shares. These actions may be taken even if they are opposed by our other shareholders.

In the course of preparing our consolidated financial statements, we identified material weaknesses, significant deficiencies and other deficiencies in our internal control over financial reporting.

Prior to the Business Combination, we have been a private company with limited accounting personnel and other resources with which to address our internal controls and procedures for financial reporting. We identified material weaknesses, significant deficiencies and other deficiencies in our internal control over financial reporting, and are in the process of implementing remedial steps to improve our internal control over financial reporting. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. Moreover, effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent fraud. If we fail to maintain effective internal control over financial reporting, investors could lost confidence in the reliability of our financial statements, which could harm our business and the trading price of our ordinary shares. In addition, we anticipate that we will incur considerable costs and devote significant management time and efforts and other resources to our efforts to maintain effective internal control over financial reporting.

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results or prevent fraud, and investor confidence and the market price of our ordinary shares may be adversely impacted.

We are subject to the reporting requirements of the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our ordinary shares.

In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Capital Market. We are not currently required to comply with the SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are therefore not required to make a formal assessment of the effectiveness of our internal control over financial reporting for that purpose. We will be required to provide an annual management report on the effectiveness of our internal control over financial reporting in our 2017 annual report on Form 10-K or Form 20-F.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the Jumpstart our Business Startups Act of 2012. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our ordinary shares.

We could be an emerging growth company for up to five full fiscal years following the date of Pacific’s initial public offering, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31.

We are subject to, and therefore may be exposed to liability risk under, various anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and PRC and Indian anti-corruption and anti-bribery laws; any determination that we have violated such laws could damage our business and reputation, limit our ability to bid for certain business opportunities, and subject us to significant criminal and civil penalties, civil litigation (such as shareholder derivative suits), and commercial liabilities.

We are subject to anti-corruption and anti-bribery laws in the United States, United Kingdom, China, and India that prohibit certain improper payments made directly or indirectly to government departments, agencies, and instrumentalities; officials of those government departments, agencies, and instrumentalities; political parties and their officials; candidates for political office; officials of public international organizations; persons acting on behalf of the foregoing; and commercial counterparties. These laws include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, the PRC Criminal Law, the PRC Anti-Unfair Competition Law, the Indian Prevention of Corruption Act 1988, the Indian Penal Code and anti-corruption laws in various Indian states.

We are engaged in business in a number of countries that are regarded as posing significant risks of corruption. Of particular note, we conduct operations, have agreements with state-controlled enterprises and other third parties and make sales in the PRC, and we have research and development activities in India, each of which may be exposed to corruption risk. It is our policy to implement safeguards and procedures to prohibit these practices by our employees, officers, directors, or by third parties acting on our behalf. However, we cannot rule out the risk that any of our employees, officers, directors, or third parties acting on our behalf may engage in breaches of our policies or anti-corruption laws, for which we might be held responsible.

Allegations of violations of these anti-corruption and anti-bribery laws, and investigation into such allegations, could negatively affect our reputation, business, operating results, and financial condition. The violation of these laws may result in substantial monetary and even criminal sanctions, follow-on civil litigation (such as shareholder derivative suits), and monitoring of our compliance program by the United States or other governments, each of which could negatively affect our reputation, business, operating results, and financial condition. In addition, the United States or other governments may seek to hold us liable for violations of these laws committed by companies in which we invest or acquire.

There can be no assurance that our ordinary shares and warrants will continue to be so listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq.

To continue listing the Company’s securities on the Nasdaq Capital Market, we will be required to demonstrate compliance with Nasdaq’s initial listing standards, which are more rigorous than Nasdaq’s continued listing requirements. For instance, the Company must maintain a minimum number of holders (300 round-lot holders). The Company cannot assure you that we will be able to meet those initial listing standards.

If the Nasdaq Capital Market delists the Company’s ordinary shares or warrants from trading on its exchange due to our failure to meet the Nasdaq Capital Market’s initial and/or continued listing standards, we and our securityholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	a determination that our ordinary shares are a “penny stock,” which will require brokers trading in our ordinary shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Related to Doing Business in China

China’s economic, political and social conditions, as well as changes in any government policies, laws and regulations, could have a material adverse effect on our business.

A substantial portion of our operations are conducted in China, and a significant portion of our net revenues are derived from customers where the contracting entity is located in China. Accordingly, our business, financial condition, results of operations, prospects and certain transactions we may undertake are subject, to a significant extent, to economic, political and legal developments in China.

China’s economy differs from the economies of most developed countries in many respects, including the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past two to three decades, growth has been uneven, both geographically and among various sectors of the economy. Demand for our services and products depends, in large part, on economic conditions in China. Any slowdown in China’s economic growth may cause our potential customers to delay or cancel their plans to purchase our services and products, which in turn could reduce our net revenues.

Although China’s economy has been transitioning from a planned economy to a more market-oriented economy since the late 1970s, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through allocating resources, controlling the incurrence and payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Changes in any of these policies, laws and regulations could adversely affect the economy in China and could have a material adverse effect on our business.

The PRC government has implemented various measures to encourage foreign investment and sustainable economic growth and to guide the allocation of financial and other resources, which have for the most part had a positive effect on our business and growth. However, we cannot assure you that the PRC government will not repeal or alter these measures or introduce new measures that will have a negative effect on us. China’s social and political conditions may also not be as stable as those of the United States and other developed countries. Any sudden changes to China’s political system or the occurrence of widespread social unrest could have a material adverse effect on our business and results of operations.

Uncertainties with respect to the PRC legal system could harm us.

Our operations in China are governed by PRC government laws and regulations. The PRC legal system is a civil law system based on written statutes. Unlike common law systems, prior court decisions have limited precedential value. Borqs Beijing is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises, and our other wholly-owned subsidiaries in China may be subject to certain laws and regulations in connection with investments made by foreign-invested enterprises.

Since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China. However, China has not developed a fully integrated legal system and recently-enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until sometime after the violation. Moreover, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities, including local government authorities, thus making strict compliance with all regulatory requirements impractical, or in some circumstances, impossible. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Our subsidiaries in China are subject to restrictions on making dividends and other payments to it or any other affiliated company.

We are a holding company and may rely on dividends paid by our PRC subsidiaries for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders to the extent we choose to do so, to service any debt it may incur and to pay our operating expenses. Current PRC regulations permit our PRC subsidiaries to pay dividends to us only out of their accumulated profits, if any, determined in accordance with Chinese accounting standards and regulations. In addition, each of our PRC subsidiaries are required to set aside at least 10% of our after-tax profits each year, if any, to fund a statutory reserve until such reserve reaches 50% of our registered capital. Appropriations to the employee welfare funds are at the discretion of the board of directors of Borqs Beijing. These reserves are not distributable as cash dividends.

In addition, under the PRC Enterprise Income Tax Law, or the EIT Law, which became effective on January 1, 2008, dividends paid to us by our PRC subsidiaries are subject to withholding tax. Currently, the withholding tax rate is 10.0% (subject to reductions by the relevant tax treaties, if applicable).

Furthermore, if our PRC subsidiaries incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us.

To date, our PRC subsidiaries have not paid dividends to us out of their accumulated profits. In the future, we do not expect to receive dividends from our PRC subsidiaries because the accumulated profits of these PRC subsidiaries are expected to be used for their own business or expansions. Any limitation on the ability of our PRC subsidiaries to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends or otherwise fund and conduct our business.

The discontinuation of any of the preferential tax treatments currently available to our PRC subsidiaries could materially increase our tax liabilities.

Preferential tax treatments and incentives granted to our PRC subsidiaries by PRC governmental authorities are subject to review and may be adjusted or revoked at any time in the future. The discontinuation or revocation of any preferential tax treatments and incentives currently available to them will cause their effective tax rate to materially increase, which will decrease our net income and may adversely affect our financial condition and results of operations.

We face uncertainty with respect to indirect transfers of equity interests in PRC resident enterprises by their non-PRC holding companies.

Pursuant to the Notice on Strengthening Administration of Enterprise Income Tax for Share Transfers by Non-PRC Resident Enterprises, or Circular 698, issued by the State Administration of Taxation, or the SAT, on December 10, 2009 with retroactive effect from January 1, 2008, where a non-resident enterprise transfers the equity interests of a PRC resident enterprise indirectly by disposition of the equity interests of an overseas holding company, the non-resident enterprise investor, being the transferor, may be subject to PRC enterprise income tax, if the indirect transfer is considered to be an abusive use of company structure without reasonable commercial purposes. As a result, gains derived from such indirect transfer may be subject to PRC withholding tax at the rate of up to 10%. In addition, the PRC resident enterprise may be required to provide necessary assistance to support the enforcement of Circular 698.

On February 3, 2015, the SAT issued a Public Notice Regarding Certain Enterprise Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or Public Notice 7. Public Notice 7 has introduced a new tax regime that is significantly different from that under Circular 698. Public Notice 7 extends our tax jurisdiction to not only indirect transfers set forth under Circular 698 but also transactions involving transfer of other taxable assets, through the offshore transfer of a foreign intermediate holding company. In addition, Public Notice 7 provides clearer criteria than Circular 698 on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Public Notice 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may re-characterize such indirect transfer as a direct transfer of the equity interests in the PRC tax resident enterprise and other properties in China. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of up to 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

We face uncertainties with respect to the reporting and consequences of private equity financing transactions, share exchange or other transactions involving the transfer of our ordinary shares by investors that are non-PRC resident enterprises, or sale or purchase of shares in other non-PRC resident companies or other taxable assets by us. We and other non-resident enterprises in our group may be subject to filing obligations or being taxed if we and other non-resident enterprises affiliated with us are transferors in such transactions, and may be subject to withholding obligations if we and other non-resident enterprises affiliated with us are transferees in such transactions, under Circular 698 and Public Notice 7. For the transfer of shares in us by investors that are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under Circular 698 and Public Notice 7. As a result, we may be required to expend valuable resources to comply with Circular 698 and Public Notice 7 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that we and other non-resident enterprises affiliated with us should not be taxed under these circulars. The PRC tax authorities have the discretion under Circular 698 and Public Notice 7 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. If the PRC tax authorities make adjustments to the taxable income of the transactions under Circular 698 and Public Notice 7, our income tax costs associated with such transactions will be increased in the event that we are a transferee of such transactions, which may have an adverse effect on our financial condition and results of operations. Heightened scrutiny over acquisition transactions by the PRC tax authorities may also have a negative impact on potential acquisitions we may pursue in the future.

It is unclear whether we will be considered a PRC “resident enterprise” under the EIT Law and, depending on the determination of our PRC “resident enterprise” status, we may be subject to 25.0% PRC enterprise income tax on our worldwide income, and holders of our ordinary shares may be subject to PRC withholding tax on dividends paid by us and gains realized on their transfer of our ordinary shares.

The EIT Law and our Implementing Regulations, both of which became effective on January 1, 2008, provide that enterprises established outside of China whose “de facto management bodies” are located in China are considered “resident enterprises.” The Implementing Regulations of the EIT Law define the term “de facto management bodies” as a body which substantially manages, or has control over the business, personnel, finance and assets of an enterprise. On April 22, 2009, the SAT issued the Notice Regarding Determination of Chinese-Controlled Offshore Incorporated Enterprises as PRC Tax Resident Enterprises on the Basis of De Facto Management Bodies, or Circular 82, which provides certain specific criteria for determining whether the “de facto management body” of a PRC-controlled enterprise that is incorporated offshore is located in China. According to Circular 82, certain PRC-controlled enterprises will be classified as “resident enterprises” if all of the following conditions are met: (a) the senior management and core management departments in charge of our daily operations function have their presence mainly in the PRC; (b) our financial and human resources decisions are subject to determination or approval by persons or bodies in the PRC; (c) our major assets, accounting books, company seals, and minutes and files of our board and shareholders’ meetings are located or kept in the PRC; and (d) more than half of the enterprise’s directors or senior management with voting rights habitually reside in the PRC. Further, the Administrative Measures of Enterprise Income Tax of Chinese controlled Offshore Incorporated Resident Enterprises (Trial), or Bulletin No. 45, took effect on September 1, 2011, and provides more guidance on the implementation of Circular 82. The State Administration of Taxation issued an amendment to Circular 82 delegating the authority to our provincial branches to determine whether a Chinese-controlled overseas-incorporated enterprise should be considered a PRC resident enterprise, in January 2014.

Although Circular 82, our amendment and Bulletin No. 45 only apply to offshore enterprises controlled by PRC enterprises or PRC enterprise groups, not those controlled by PRC individuals or foreigners, the determining criteria set forth in Circular 82 and Bulletin No. 45 may reflect the SAT’s general position on how the “de facto management body” text should be applied in determining the tax resident status of all offshore enterprises, regardless of whether they are controlled by PRC enterprises or individuals. Although we do not believe that our legal entities organized outside of the PRC constitute PRC resident enterprises, it is possible that the PRC tax authorities could reach a different conclusion.

If we are treated as a PRC “resident enterprise,” we will be subject to PRC enterprise income tax on our worldwide income, as well as PRC enterprise income tax reporting obligations. Our income such as interest on other non-PRC sourced income may be subject to PRC enterprise income tax at a rate of 25.0%. In addition, although under the EIT Law and our Implementing Rules dividends paid to us by our PRC subsidiaries would qualify as “tax-exempt income,” we cannot assure you that such dividends will not be subject to a 10.0% withholding tax, as the PRC foreign exchange control authorities, which enforce the withholding tax, have not yet issued guidance with respect to the processing of outbound remittances to entities that are treated as resident enterprises for PRC enterprise income tax purposes.

Furthermore, if we are considered a PRC resident enterprise under the EIT Law, shareholders who are deemed non-resident enterprises may be subject to the PRC enterprise income tax at the rate of 10% upon the dividends payable by us or upon any gains realized from the transfer of our ordinary shares, if such income is deemed derived from China, provided that (i) such foreign enterprise investor has no establishment or premises in China, or (ii) it has establishment or premises in China but our income derived from China has no real connection with such establishment or premises. If we are required under the EIT Law to withhold PRC income tax on our dividends payable to our non-PRC resident enterprise shareholders, or if any gains realized from the transfer of our ordinary shares by our non-PRC resident enterprise shareholders are subject to the PRC enterprise income tax, your investment in our ordinary shares could be materially and adversely affected.

In addition, if we are considered a PRC resident enterprise and relevant PRC tax authorities consider dividends we pay with respect to our shares and the gains realized from the transfer of our shares to be income derived from sources within the PRC, it is possible that such dividends and gains earned by non-resident individuals may be subject to PRC individual income tax at a rate of 20%. If we are required under PRC tax laws to withhold PRC income tax on dividends payable to our non-PRC investors that are non-resident individuals or if you are required to pay PRC income tax on the transfer of our ordinary shares, the value of your investment in our ordinary shares may be materially and adversely affected.

We may not be able to obtain certain treaty benefits on dividends paid by our PRC subsidiary to us through our Hong Kong Subsidiary.

Under the EIT Law, dividends generated from retained earnings after January 1, 2008 from a PRC company to a foreign parent company are subject to a withholding tax rate of 10.0% unless the foreign parent’s jurisdiction of incorporation has a tax treaty with China that provides for a preferential withholding arrangement. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Prevention of Fiscal Evasion with respect to Taxes on Income or the Hong Kong Tax Treaty, which became effective on December 8, 2006, a company incorporated in Hong Kong, such as Borqs Hong Kong, will be subject to withholding income tax at a rate of 5% on dividends it receives from our PRC subsidiary if it holds a 25.0% or more interest in that particular PRC subsidiary at all times within the 12-month period immediately preceding the distribution of dividends and be a “beneficial owner” of the dividends. However, the SAT promulgated a tax notice on October 27, 2009, or Circular 601, which provides that tax treaty benefits will be denied to “conduit” or shell companies without business substance, and a beneficial ownership analysis will be used based on a “substance-over-the-form” principle to determine whether or not to grant tax treaty benefits. On June 29, 2012, the SAT further issued the Announcement of the SAT regarding Recognition of “Beneficial Owner” under Tax Treaties, or Announcement 30, which provides that a comprehensive analysis should be made when determining the beneficial owner status based on various factors that supported by various types of documents including the articles of association, financial statements, records of cash movements, board meeting minutes, board resolutions, staffing and materials, relevant expenditures, functions and risk assumption as well as relevant contracts and other information. In August 2015, the SAT promulgated the Administrative Measures for Non-Resident Taxpayers to Enjoy Treatments under Tax Treaties, or SAT Circular 60, which became effective on November 1, 2015. SAT Circular 60 provides that non-resident enterprises are not required to obtain pre-approval from the relevant tax authority in order to enjoy the reduced withholding tax rate. Instead, non-resident enterprises may, if they determine by self-assessment that the prescribed criteria to enjoy the tax treaty benefits are met, directly apply for the reduced withholding tax rate, and file necessary forms and supporting documents when performing tax filings, which will be subject to post-filing examinations by the relevant tax authorities.

As a result, although our PRC subsidiary, Borqs Beijing, is currently wholly owned by Borqs Hong Kong, we cannot assure you that we would be entitled to the tax treaty benefits and enjoy the favorable 5.0% rate applicable under the Hong Kong Tax on dividends. If Borqs Hong Kong cannot be recognized as the beneficial owner of the dividends to be paid by our PRC subsidiaries to us, such dividends will be subject to a normal withholding tax of 10% as provided by the EIT Law.

Restrictions on currency exchange may limit our ability to receive and use our revenue effectively.

The PRC government imposes controls on the convertibility of the Renminbi into foreign currencies and, in certain cases, the remittance of currency out of China. We receive part of our revenue in Renminbi. Under our current corporate structure, our British Virgin Islands holding company primarily relies on dividend payments from our PRC and Hong Kong subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of the SAFE, by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, accumulated after-tax profits generated from the operations of Borqs Beijing in China may be used to pay dividends to us. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain SAFE’s approval to use cash generated from the operations of our PRC subsidiaries to pay off any debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. The PRC government may at our discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuations in the value of the RMB may have a material adverse effect on your investment.

The value of the RMB against the U.S. Dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the Renminbi to the U.S. Dollar, and the RMB appreciated more than 20.0% against the U.S. Dollar over the following three years. However, the People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates and achieve policy goals. During the period between July 2008 and June 2010, the exchange rate between the RMB and the U.S. Dollar had been stable and traded within a narrow band. However, the Renminbi fluctuated significantly during that period against other freely traded currencies, in tandem with the U.S. Dollar. Since June 2010, the Renminbi has fluctuated against the U.S. Dollar, at times significantly and unpredictably, and in recent months the RMB has depreciated significantly against the U.S. Dollar. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. Dollar in the future.

Approximately half of our revenues and costs are denominated in RMB. Any significant revaluation of RMB may materially and adversely affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our ordinary shares in U.S. dollars. For example, an appreciation of RMB against the U.S. dollar would make any new RMB denominated investments or expenditures more costly to us, to the extent that it needs to convert U.S. dollars into RMB for such purposes. An appreciation of RMB against the U.S. dollar would also result in foreign currency translation losses for financial reporting purposes when we translate our U.S. dollar denominated financial assets into RMB, as RMB is our reporting currency. Conversely, a significant depreciation of the RMB against the U.S. dollar may significantly reduce the U.S. dollar equivalent of our earnings, which in turn could adversely affect the price of our ordinary shares. Furthermore, a significant depreciation of the RMB against the U.S. dollar may have a material adverse impact on our cash flow in the event we need to convert our RMB into U.S. dollars to repay our U.S. dollar denominated payment obligations.

PRC regulations relating to the establishment of offshore holding companies by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiaries to liability or penalties, limit our ability to inject capital into our PRC subsidiaries, limit our PRC subsidiaries’ ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

The SAFE issued the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round-Trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies on October 26, 2005, or Circular 75, requiring PRC residents, including PRC resident individuals and PRC companies, to register with the local SAFE branch before establishing or controlling any company outside of China for the purpose of capital financing with assets or equities of PRC companies owned by such PRC residents, referred to in the notice as an “offshore special purpose vehicle.” The PRC resident individuals include not only PRC citizens, but also foreign natural persons who habitually reside in China due to economic interests. SAFE promulgated the Circular on Relevant Issues Concerning Foreign Exchange Control on Domestic Residents’ Offshore Investment and Financing and Roundtrip Investment through Special Purpose Vehicles, or Circular 37, on July 4, 2014, which replaced the Circular 75. Circular 37 requires PRC residents to register with local branches of SAFE in connection with their direct establishment or indirect control of an offshore entity, for the purpose of overseas investment and financing, with such PRC residents’ legally owned assets or equity interests in domestic enterprises or offshore assets or interests, referred to in Circular 37 as a “special purpose vehicle.” Under Circular 37, a PRC resident who is a foreign nature person is not required to complete the registration if he/she uses assets outside China or equity interests in offshore entities to special purpose vehicles. The term “control” under Circular 37 is broadly defined as the operation rights, beneficiary rights or decision-making rights acquired by the PRC residents in the offshore special purpose vehicles or PRC companies by such means as acquisition, trust, proxy, voting rights, repurchase, convertible bonds or other arrangements. Circular 37 further requires amendment to the registration in the event of any changes with respect to the basic information of the special purpose vehicle, such as changes in a PRC resident individual shareholder, name or operation period; or any significant changes with respect to the special purpose vehicle, such as increase or decrease of capital contributed by PRC individuals, share transfer or exchange, merger, division or other material event. If the shareholders of the offshore holding company who are PRC residents do not complete their registration with the local SAFE branches, the PRC subsidiaries may be prohibited from distributing their profits and proceeds from any reduction in capital, share transfer or liquidation to the offshore company, and the offshore company may be restricted in our ability to contribute additional capital to our PRC subsidiaries. Moreover, failure to comply with SAFE registration and amendment requirements described above could result in liability under PRC law for evasion of applicable foreign exchange restrictions. On February 28, 2015, SAFE promulgated a Notice on Further Simplifying and Improving Foreign Exchange Administration Policy on Direct Investment, or Circular 13, which became effective on June 1, 2015. In accordance with Circular 13, entities and individuals are required to apply for foreign exchange registration of foreign direct investment and overseas direct investment, including those required under the Circular 37, with qualified banks, instead of SAFE. The qualified banks, under the supervision of SAFE, directly examine the applications and conduct the registration.

We requested all of our current shareholders and/or beneficial owners to disclose whether they or their shareholders or beneficial owners fall within the ambit of Circular 37 and Circular 13 and will urge relevant shareholders, upon learning they are PRC residents, to register with the local SAFE branch as required under Circular 37 and Circular 13. As of the date of this Report, we are aware that a few of our natural person shareholders who are not PRC citizens may otherwise be deemed as PRC residents pursuant to the definitions under the SAFE regulations, but we are not aware that any of them uses assets inside China or equity interest in PRC companies to invest in the Company. Before the issuance of Circular 37, we had attempted to submit applications to the Beijing branch of SAFE for such individual shareholders in accordance with Circular 75, but those applications were not accepted by the Beijing branch of SAFE because those individuals are not PRC citizens. After Circular 37 became effective, we understand these individuals are not required to conduct the registrations since they do not use assets within China or equity interests in PRC companies to invest in the Company. We cannot assure you, however, that the SAFE’s opinion will be the same as our opinion and all of these individuals can successfully complete required filings or updates on a timely manner, or at all in the event these individuals required to conduct the filings. Furthermore, as there is uncertainty concerning the reconciliation of the new regulations with other approval requirements, it is unclear how these regulations, and any further regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We can provide no assurance that we currently are, and we will in the future continue to be, fully informed of identities of all our shareholders or beneficial owners who are PRC residents, and we cannot provide any assurance that all of our shareholders and beneficial owners who are PRC residents will comply with our request to make, obtain or update any applicable registrations or comply with other requirements required by Circular 37 and Circular 13 or other related rules in a timely manner. Any failure or inability by any of our shareholders or beneficial owners who are PRC residents to comply with SAFE regulations may subject them to fines or other legal sanctions, such as potential liability for our PRC subsidiaries and, in some instances, for their legal representatives and other liable individuals, as well as restrictions on our ability to contribute additional capital into our PRC subsidiaries or our PRC subsidiaries’ ability to distribute dividends to, or obtain foreign-exchange-denominated loans from our offshore holding companies. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

Failure to comply with PRC regulations regarding the registration requirements for employee stock incentive plans may subject the PRC plan participants or us to fines and other legal or administrative sanctions.

In December 2006, the People’s Bank of China promulgated the Administrative Measures of Foreign Exchange Matters for Individuals, which set forth the respective requirements for foreign exchange transactions by individuals (both PRC or non-PRC citizens) under either the current account or the capital account. In January 2007, SAFE issued implementing rules for the Administrative Measures of Foreign Exchange Matters for Individuals, which, among other things, specified approval requirements for certain capital account transactions such as a PRC citizen’s participation in the employee stock ownership plans or stock option plans of an overseas publicly-listed company. In February 2012, SAFE promulgated the Notices on Issues Concerning the Foreign Exchange Administration for Domestic Individuals Participating in Stock Incentive Plans of Overseas Publicly-Listed Companies, or the Stock Option Rules, which replaced the Application Procedures of Foreign Exchange Administration for Domestic Individuals Participating in Employee Stock Ownership Plans or Stock Option Plans of Overseas Publicly-Listed Companies issued by SAFE in March 2007. Under these rules, PRC residents who participate in stock incentive plans in an overseas publicly-listed company are required to register with SAFE or our local branches and complete certain other procedures. Participants of a stock incentive plan who are PRC residents must retain a qualified PRC agent, which could be a PRC subsidiary of such overseas publicly-listed company or another qualified institution selected by such PRC subsidiary, to conduct the SAFE registration and other procedures with respect to the stock incentive plan on behalf of our participants. Such participants must also retain an overseas entrusted institution to handle matters in connection with their exercise of stock options, the purchase and sale of corresponding stocks or interests and fund transfers. In addition, the PRC agent is required to amend the SAFE registration with respect to the stock incentive plan if there is any material change to the stock incentive plan, the PRC agent or the overseas entrusted institution or other material changes.

We and our PRC resident employees who participate in our employee stock incentive plans are subject to these regulations. If we or our PRC option grantees fail to comply with these regulations, we or our PRC option grantees may be subject to fines and other legal or administrative sanctions.

PRC regulations establish complex procedures for some acquisitions conducted by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, adopted by six PRC regulatory agencies in August 2006 and amended in June 2009, among other things, established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex. In addition, the Implementing Rules Concerning Security Review on the Mergers and Acquisitions by Foreign Investors of Domestic Enterprises, issued by the Ministry of Commerce in August 2011, specify that mergers and acquisitions by foreign investors involved in “an industry related to national security” are subject to strict review by the Ministry of Commerce, and prohibit any activities attempting to bypass such security review, including by structuring the transaction through a proxy or contractual control arrangement. We believe that our business is not in an industry related to national security, but it cannot preclude the possibility that the Ministry of Commerce or other government agencies may publish explanations contrary to our understanding or broaden the scope of such security reviews in the future, in which case our future acquisitions in the PRC, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited. Moreover, the Anti-Monopoly Law requires that the Ministry of Commerce be notified in advance of any concentration of undertaking if certain filing thresholds are triggered. We may grow our business in part by directly acquiring complementary businesses in China. Complying with the requirements of the laws and regulations mentioned above and other PRC regulations to complete such transactions could be time-consuming, and any required approval processes, including obtaining approval from the Ministry of Commerce, may delay or inhibit our ability to complete such transactions, which could affect our ability to expand our business or maintain our market share. Our ability to expand our business or maintain or expand our market share through future acquisitions would as such be materially and adversely affected.

Substantial uncertainties exist with respect to the enactment timetable, interpretation and implementation of draft PRC Foreign Investment Law and how it may impact the viability of our current corporate structure, corporate governance and business operations.

The Ministry of Commerce published a discussion draft of the proposed Foreign Investment Law in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The draft Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. The Ministry of Commerce is currently soliciting comments on this draft and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. The draft Foreign Investment Law, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations in many aspects.

Among other things, the draft Foreign Investment Law expands the definition of foreign investment and introduces the principle of “actual control” in determining whether a company should be treated as a foreign-invested enterprise, or an FIE. According to the definition set forth in the draft Foreign Investment Law, FIEs refer to enterprises established in China pursuant to PRC law that are solely or partially invested by foreign investors. The draft Foreign Investment Law specifically provides that entities established in China (without direct foreign equity ownership) but “controlled” by foreign investors, through contract or trust for example, will be treated as FIEs. Once an entity falls within the definition of FIE, it may be subject to foreign investment “restrictions” or “prohibitions” set forth in a “negative list” to be separately issued by the State Council later. If an FIE proposes to conduct business in an industry subject to foreign investment “restrictions” in the “negative list,” the FIE must go through a market entry clearance by the Ministry of Commerce before being established. An FIE is prohibited from conducting business in an industry subject to foreign investment “prohibitions” in the “negative list”. However, an FIE, during the market entry clearance process, may apply in writing to be treated as a PRC domestic enterprise if its foreign investor(s) is/are ultimately “controlled” by PRC government authorities and its affiliates and/or PRC citizens. In this connection, “control” is broadly defined in the draft law to cover the following summarized categories: (i) holding 50% or more of the voting rights of the subject entity; (ii) holding less than 50% of the voting rights of the subject entity but having the power to secure at least 50% of the seats on the board or other equivalent decision making bodies, or having the voting power to exert material influence on the board, the shareholders’ meeting or other equivalent decision making bodies; or (iii) having the power to exert decisive influence, via contractual or trust arrangements, over the subject entity’s operations, financial matters or other key aspects of business operations.

The “variable interest entity” structure, or VIE structure, has been adopted by many PRC-based companies, including us, to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China. Under the draft Foreign Investment Law, variable interest entities that are controlled via contractual arrangement would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is included in the “negative list” as restricted industry, the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC government authorities and its affiliates or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the variable interest entities will be treated as FIEs and any operation in the industry category on the “negative list” without market entry clearance may be considered as illegal.

The draft Foreign Investment Law has not taken a position on what actions shall be taken with respect to the existing companies with a VIE structure, whether or not these companies are controlled by Chinese parties, while it is soliciting comments from the public on this point. Moreover, it is uncertain whether the telecommunication business, in which our variable interest entity operates, will be subject to the foreign investment restrictions or prohibitions set forth in the “negative list” to be issued. If the enacted version of the Foreign Investment Law and the final “negative list” mandate further actions, such as Ministry of Commerce market entry clearance, to be completed by companies with existing VIE structure like us, we face uncertainties as to whether such clearance can be timely obtained, or at all.

The draft Foreign Investment Law, if enacted as proposed, may also materially impact our corporate governance practice and increase our compliance costs. For instance, the draft Foreign Investment Law imposes stringent ad hoc and periodic information reporting requirements on foreign investors and the applicable FIEs.

Aside from investment implementation report and investment amendment report that are required at each investment and alteration of investment specifics, an annual report is mandatory, and large foreign investors meeting certain criteria are required to report on a quarterly basis. Any company found to be non-compliant with these information reporting obligations may potentially be subject to fines and/or administrative or criminal liabilities, and the persons directly responsible may be subject to criminal liabilities.

The enforcement of the labor laws and other labor-related regulations in the PRC may adversely affect our results of operations.

On June 29, 2007, the Standing Committee of the National People’s Congress of China enacted the Labor Contract Law, which became effective on January 1, 2008. The Labor Contract Law introduces specific provisions related to fixed-term employment contracts, part-time employment, probation, consultation with labor union and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining, which together represent enhanced enforcement of labor laws and regulations. According to the Labor Contract Law, an employer is obliged to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract must have an unlimited term, with certain exceptions. The employer must pay severance to an employee where a labor contract is terminated or expires, with certain exceptions. In addition, the government has continued to introduce various new labor-related regulations after the effectiveness of the Labor Contract Law. Among other things, it is required that that annual leave ranging from five to 15 days be made available to employees and that the employee be compensated for any untaken annual leave days in the amount of three times of the employee’s daily salary, subject to certain exceptions. As a result of these regulations designed to enhance labor protection and increasing labor costs in China, our labor costs have increased. In addition, as the interpretation and implementation of these new regulations are still evolving, we cannot assure you that our employment practice will at all times be deemed in compliance with the new regulations. If we are subject to severe penalties or incur significant liabilities in connection with labor disputes or investigations, our business and results of operations may be adversely affected.

Our failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

Companies operating in China are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations. Our failure to make contributions to various employee benefit plans and to comply with applicable PRC labor-related laws may subject them to late payment penalties. If we are subject to such penalties in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

If the custodians or authorized users of our controlling non-tangible assets, including corporate chops and seals, fail to fulfill their responsibilities or misappropriate or misuse those assets, our business and operations could be materially and adversely affected.

In China, a company chop or seal serves as the legal representation of the company towards third parties even when unaccompanied by a signature. Under PRC law, legal documents for corporate transactions, including contracts and leases that our business relies upon, are executed using “corporate chops,” which are instruments that contain either the official seal of the signing entity or the signature of a legal representative whose designation is registered and filed with the State Administration for Industry and Commerce, or SAIC.

Our PRC subsidiaries generally execute legal documents with corporate chops. One or more of our corporate chops may be used to, among other things, execute commercial sales or purchase contracts, procurement contracts and office leases, open bank accounts, issue checks and to issue invoices. We believe that it has sufficient controls in place over access to and use of the chops. Our chops, or chops, including the chops at headquarters level and of each PRC subsidiary, are kept securely at our legal department under the direction of the executive officers at vice president level or higher. Use of chops requires proper approvals in accordance with our internal control procedures. The custodian at our legal department also maintains a log to keep a detailed record or each use of the chops.

However, we cannot assure you that unauthorized access to or use of those chops can be prevented. Our designated employees who hold the corporate chops could abuse their authority by, for example, binding us to contracts against our interests or intentions, which could result in economic harm, disruption or our operations or other damages to them as a result of any contractual obligations, or resulting disputes, that might arise. If the party contracting with us asserted that we did not act in good faith under such circumstances, then we could incur costs to nullify such contracts. Such corporate or legal action could involve significant time and resources, while distracting management from our operations. In addition, we may not be able to recover corporate assets that are sold or transferred out of our control in the event of such a misappropriation if a transferee relies on the apparent authority of the representative and acts in good faith.

If a designated employee uses a chop in an effort to obtain control over one or more of our PRC subsidiaries, we would need to take legal action to seek the return of the applicable chop(s), apply for a new chop(s) with the relevant authorities or otherwise seek legal redress for the violation of their duties. During any period where we lose effective control of the corporate activities of one or more of our PRC subsidiaries as a result of such misuse or misappropriation, the business activities of the affected entity could be disrupted and we could lose the economic benefits of that aspect of our business. To the extent those chops are stolen or are used by unauthorized persons or for unauthorized purposes, the corporate governance of these entities could be severely and adversely compromised and the operations of those entities could be significantly and adversely impacted.

The financial statements included in this Report are audited by an auditor who is not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of the benefits of such inspection.

Our independent registered public accounting firm, as auditors of companies that are traded publicly in the United States and a firm registered with the PCAOB, is required by the laws of the United States to undergo regular inspections by the PCAOB to assess our compliance with the laws of the United States and professional standards. Because our auditors are located in the PRC, a jurisdiction where the PCAOB is currently unable to conduct inspections without the approval of the Chinese authorities, our auditors are not currently inspected by the PCAOB. In May 2013, PCAOB announced that it had entered into a Memorandum of Understanding on Enforcement Cooperation with the CSRC and the Ministry of Finance, which establishes a cooperative framework between the parties for the production and exchange of audit documents relevant to investigations undertaken by PCAOB, the China Securities Regulatory Commission, or the CSRC, or the Ministry of Finance in the United States and the PRC, respectively. PCAOB continues to be in discussions with the CSRC and the Ministry of Finance to permit joint inspections in the PRC of audit firms that are registered with PCAOB and audit Chinese companies that trade on U.S. exchanges.

Inspections of other firms that the PCAOB has conducted outside China have identified deficiencies in those firms’ audit procedures and quality control procedures, which may be addressed as part of the inspection process to improve future audit quality. This lack of PCAOB inspections in China prevents the PCAOB from regularly evaluating our auditor’s audits and our quality control procedures. As a result, investors may be deprived of the benefits of PCAOB inspections.

The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of our auditor’s audit procedures or quality control procedures as compared to auditors outside of China that are subject to PCAOB inspections. Investors may lose confidence in our reported financial information and procedures and the quality of our financial statements.

Our contractual arrangements may not be as effective in providing control over the variable interest entity as direct ownership.

We rely on contractual arrangements with our variable interest entity to operate part of our businesses in China and other businesses in which foreign investment is restricted or prohibited. These contractual arrangements may not be as effective as direct ownership in providing us with control over our variable interest entity and our subsidiaries. If we had direct ownership of the variable interest entity, we would be able to exercise our rights as an equity holder directly to effect changes in the board of directors of the variable interest entity, which could effect changes at the management and operational level. Under our contractual arrangements, we may not be able to directly change the members of the board of directors of the variable interest entity and would have to rely on the variable interest entity and the variable interest entity equity holders to perform their obligations in order to exercise control over the variable interest entity. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of us or may not perform their obligations under these contracts. For example, our variable interest entity and our respective equity holders could breach their contractual arrangements with them by, among other things, failing to conduct their operations, including maintaining our websites and using our domain names and trademarks which the variable interest entity has exclusive rights to use, in an acceptable manner or taking other actions that are detrimental to our interests. Pursuant to the call option, we may replace the equity holders of the variable interest entity at any time pursuant to the contractual arrangements. However, if any equity holder is uncooperative and any dispute relating to these contracts or the replacement of the equity holders remains unresolved, we will have to enforce our rights under the contractual arrangements through the operations of PRC law and arbitral or judicial agencies, which may be costly and time-consuming and will be subject to uncertainties in the PRC legal system.

Any failure by our variable interest entity or our equity holders to perform their obligations under the contractual arrangements would have a material adverse effect on our business, financial condition and results of operations.

If our variable interest entity or our equity holders fail to perform their respective obligations under the contractual arrangements, we may have to incur substantial costs and expend additional resources to enforce such arrangements. Although we have entered into exclusive option agreements in relation to the variable interest entity, which provide that we may exercise an option to acquire, or nominate a person to acquire, ownership of the equity in that entity to the extent permitted by applicable PRC laws, rules and regulations, the exercise of these call options is subject to the review and approval of the relevant PRC governmental authorities. We have also entered into share pledge agreements with respect to the variable interest entity to secure certain obligations of the variable interest entity or our equity holders to us under the contractual arrangements. However, the enforcement of such agreements through arbitral or judicial agencies may be costly and time-consuming and will be subject to uncertainties in the PRC legal system. Moreover, our remedies under the share pledge agreements are primarily intended to help it collect debts owed to us by the variable interest entity or the variable interest entity equity holders under the contractual arrangements and may not help us in acquiring the assets or equity of the variable interest entity.

In addition, although the terms of the contractual arrangements provide that they will be binding on the successors of the variable interest entity equity holders, as those successors are not a party to the agreements, it is uncertain whether the successors in case of the death, bankruptcy or divorce of a variable interest entity equity holder will be subject to or will be willing to honor the obligations of such variable interest entity equity holder under the contractual arrangements. If the variable interest entity or our equity holder (or our successor), as applicable, fails to transfer the shares of the variable interest entity according to the respective exclusive option agreement or share pledge agreement, we would need to enforce our rights under the exclusive option agreement or share pledge agreement, which may be costly and time-consuming and may not be successful. The contractual arrangements are governed by PRC law and provide for the resolution of disputes through arbitration or court proceedings in China. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the United States. Moreover, there are very few precedents and little formal guidance as to how contractual arrangements in the context of a variable interest entity should be interpreted or enforced under PRC law, and as a result it may be difficult to predict how an arbitration panel or court would view such contractual arrangements. As a result, uncertainties in the PRC legal system could limit our ability to enforce the contractual arrangements. Under PRC law, if the losing parties fail to carry out the arbitration awards or court judgments within a prescribed time limit, the prevailing parties may only enforce the arbitration awards or court judgments in PRC courts, which would require additional expense and delay. In the event we are unable to enforce the contractual arrangements, we may not be able to exert effective control over the variable interest entity and our subsidiaries, and our ability to conduct our business, as well as our financial condition and results of operations, may be materially and adversely affected.

We may lose the ability to use, or otherwise benefit from, the licenses, approvals and assets held by our variable interest entity, which could severely disrupt our business, render us unable to conduct some or all of our business operations and constrain our growth.

Although the significant majority of our revenues are generated, and the significant majority of our operational assets are held, by our wholly-foreign owned enterprises, which are our subsidiaries, our variable interest entity hold licenses and approvals and assets that are necessary for our business operations, as well as equity interests in a series of our portfolio companies, to which foreign investments are typically restricted or prohibited under applicable PRC law. The contractual arrangements contain terms that specifically obligate variable interest entity equity holders to ensure the valid existence of the variable interest entity and restrict the disposal of material assets of the variable interest entity. However, in the event the variable interest entity equity holders breach the terms of these contractual arrangements and voluntarily liquidate the variable interest entity or any of our subsidiary, or any of these entities declares bankruptcy and all or part of our assets become subject to liens or rights of third-party creditors, or are otherwise disposed of without our consent, we may be unable to conduct some or all of our business operations or otherwise benefit from the assets held by the variable interest entity or our subsidiaries, which could have a material adverse effect on our business, financial condition and results of operations. Furthermore, if our variable interest entity undergoes a voluntary or involuntary liquidation proceeding, our equity holders or unrelated third-party creditors may claim rights to some or all of the assets of such variable interest entity, thereby hindering our ability to operate our business as well as constrain our growth.

The equity holders, directors and executive officers of the variable interest entity, as well as our employees who execute other strategic initiatives may have potential conflicts of interest with us.

PRC laws provide that a director and an executive officer owes a fiduciary duty to the company he or she directs or manages. The directors and executive officers of the variable interest entity must act in good faith and in the best interests of the variable interest entity and must not use their respective positions for personal gain. We control our variable interest entity through contractual arrangements and the business and operations of our variable interest entity are closely integrated with the business and operations of our subsidiaries. Nonetheless, conflicts of interests for these individuals may arise due to dual roles both as directors and executive officers of the variable interest entity and as our directors or employees, and may also arise due to dual roles both as variable interest entity equity holders and as our directors or employees. We cannot assure you that these individuals will always act in our best interests should any conflicts of interest arise, or that any conflicts of interest will always be resolved in our favor. Moreover, we also cannot assure you that these individuals will ensure that the variable interest entity will not breach the existing contractual arrangements. If we cannot resolve any such conflicts of interest or any related disputes, we would have to rely on legal proceedings to resolve these disputes and/or take enforcement action under the contractual arrangements. There is substantial uncertainty as to the outcome of any such legal proceedings.

The contractual arrangements with our variable interest entity may be subject to scrutiny by the PRC tax authorities. Any adjustment of related party transaction pricing could lead to additional taxes, and therefore substantially reduce our consolidated net income and the value of your investment.

The tax regime in China is rapidly evolving and there is significant uncertainty for taxpayers in China as PRC tax laws may be interpreted in significantly different ways. The PRC tax authorities may assert that we or our subsidiaries or the variable interest entity or their equity holders owe and/or are required to pay additional taxes on previous or future revenue or income. In particular, under applicable PRC laws, rules and regulations, arrangements and transactions among related parties, such as the contractual arrangements with our variable interest entity, may be subject to audit or challenge by the PRC tax authorities. If the PRC tax authorities determine that any contractual arrangements were not entered into on an arm’s length basis and therefore constitute a favorable transfer pricing, the PRC tax liabilities of the relevant subsidiaries and/or variable interest entity and/or variable interest entity equity holders could be increased, which could increase our overall tax liabilities. In addition, the PRC tax authorities may impose late payment interest. Our net income may be materially reduced if our tax liabilities increase.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification Pursuant to 18 U.S.C. Section 130, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORQS TECHNOLOGIES, INC.

Date: November 20, 2017	By:	/s/ Anthony K. Chan
	Name:	Anthony K. Chan
	Title:	Chief Financial Officer

