Form 10-K
period 2017-12-31
Borqs Technologies, Inc.
filed 2018-04-02
CIK 1650575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
Or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission file number: 001- 37593

BORQS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Building B23-A,

Universal Business Park

No. 10 Jiuxianqiao Road

Chaoyang District, Beijing, 100015 China

(Address of principal executive offices, including zip code)

(86) 10-5975-6336

(Registrant’s Telephone Number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, no par value per share	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

The aggregate market value of the voting and non-voting stock held by non-affiliates of the Registrant, which was Pacific Special Acquisition Corp as of June 30, 2017 with 5,042,817 shares held by non-affiliates, based on the closing sale price of the Registrant’s ordinary shares on June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on The Nasdaq Stock Market which was $10.25 per share, was approximately $51.7 million. Ordinary shares held by each executive officer and director and by each person who may be deemed to be an affiliate of the Registrant have been excluded from this computation. The determination of affiliate status for this purpose is not necessarily a conclusive determination for other purposes. As of March 27, 2018, the Registrant had 31,307,522 of its ordinary shares, no par value, outstanding.

BORQS TECHNOLOGIES, INC.

ANNUAL REPORT ON FORM 10-K

For the Fiscal Year Ended December 31, 2017

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, including the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section in Item 7 of this report, and other materials accompanying this Annual Report on Form 10-K contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements relate to our future plans, objectives, expectations, intentions and financial performance and the assumptions that underlie these statements. Generally, the words “believe,” “expect,” “intend,” “estimate,” “anticipate,” “project,” “may,” “will,” and similar expressions and the negatives thereof identify forward-looking statements, which generally are not historical in nature. These forward-looking statements include, but are not limited to, statements concerning the following: the plans and objectives of management for future operations, projections of income or loss, earnings or loss per share, capital expenditures, dividends, capital structure or other financial items, our future financial performance, including any such statement contained in a discussion and analysis of financial condition by management or in the results of operations included pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), and the assumptions underlying or relating to any such statement . Management believes that these forward-looking statements were reasonable when made. However, you should not place undue reliance on any such forward-looking statements because such statements speak only as of the date when made and may be based on assumptions that do not prove to be accurate. Borqs Technologies, Inc. undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, occurring after the date of this Annual Report on Form 10-K. In addition, forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our historical experience and our present expectations or projections. For a detailed discussion of these risks and uncertainties, see the “Business” and “Risk Factors” sections in Items 1 and 1A, respectively, of this Annual Report on Form 10-K.

ii

PART I

Item 1.    Business

Overview

Borqs Technologies, Inc. (“we”, “the Company” or “Borqs”) is a global leader in software, development services and products providing customizable, differentiated and scalable Android-based smart connected devices and cloud service solutions. We are a leading provider of commercial grade Android platform software for mobile chipset manufacturers, mobile device OEMs and mobile operators, as well as complete product solutions of mobile connected devices for enterprise and consumer applications.

Our Connected Solutions business unit works closely with chipset partners to develop new connected devices. Borqs developed the reference Android software platform and hardware platform for Intel and Qualcomm phones and tablets. We provide Connected Solutions customers with customized, integrated, commercial grade Android platform software and service solutions to address vertical market segment needs through the targeted BorqsWare software platform solutions. The BorqsWare software platform consists of BorqsWare Client Software and BorqsWare Server Software. The BorqsWare Client Software platform has been used in Android phones, tablets, watches and various Internet-of-things (“IoT”) devices. The BorqsWare Server Software platform consists of back-end server software that allows customers to develop their own mobile end-to-end services for their devices.

Our MVNO business unit provides a full range 2G/3G/4G voice and data services for general consumer usage and IoT devices, as well as traditional telecom services such as voice conferencing, and acts as a sales and promotion channel for the products developed by the Connected Solutions BU.

The Connected Solutions business unit represented 73.4%, 70.9% and 79.2% of our net revenues in the years ended December 31, 2015, 2016 and 2017, respectively. In the years ended December 31, 2015, 2016 and 2017, Borqs generated 85%, 93% and 86% of its net revenues from customers headquartered outside of China and 15%, 7% and 14 % of its net revenues from customers headquartered within China. As of December 31, 2017, Borqs had collaborated with six mobile chipset manufacturers and 29 mobile device OEMs to commercially launch Android based connected devices in 11 countries, and sales of connected devices with the BorqsWare software platform solutions are embedded in more than 12.3 million units worldwide.

We have dedicated significant resources to research and development, and have research and development centers in Beijing, China and Bangalore, India. As of December 31, 2017, 352 of our 612 employees were technical professionals dedicated to platform research and development and product specific customization.

On January 8, 2018, we entered into a letter of intent to acquire a 60% equity interest in Shanghai KADI Machinery Technology Co., Ltd (“KADI”), a Chinese company that develops software and hardware solutions for electric vehicle control modules, such as charging, battery management and vehicle controls. We are currently negotiating a definitive agreement to acquire such equity interest for an aggregate of $11.7 million in cash to be paid to KADI and ordinary shares with an agreed-upon value of $3.3 million to be issued to selling shareholders of KADI. KADI is not a customer or a supplier of Borqs. In accordance with the letter of intent, we have made three of four scheduled cash advances to KADI due of $150,000, with the fourth payment due in April 2018. These advances will be deducted from our initial cash payments to KADI under the definitive agreement to be negotiated. If this transaction is not consummated within nine months after signing of the letter of intent, the advance payments will be converted into shares representing five percent of the outstanding capital stock of KADI. There are no termination fees or penalties under the letter of intent.

We have achieved significant growth since inception in 2007. Net revenues increased from $75.1 million in 2015 to $120.6 million in 2016 and $154.3 million to 2017. We recorded net income of $0.8 million and $2.6 million in 2015 and 2016, respectively. For 2017, we had a net loss of $12.4 million, which included non-cash merger related costs of $14.5 million.

The following customers accounted for 10% or more of our total revenues for the years indicated:

2017	Reliance Retail Limited	41.4%
	Alpha Network, Limited	13.1%

2016	Reliance Retail Limited	16.6%
	Alpha Network, Limited	14.6%

2015	Alpha Network, Limited	25.7%
	Qualcomm India Private Limited	10.0%

Corporate Organizational Chart

The following diagram illustrates our current corporate structure and the place of formation, ownership interest and affiliation of each of our subsidiaries and consolidated affiliated entities as of the date of this report.

Wholly-owned Subsidiaries and Consolidated Affiliated Entities

The following is a summary of our material subsidiaries and affiliated entities:

Borqs Beijing, a wholly foreign owned enterprise established under the laws of the PRC in 2007, is our primary operating entity and 100% owned by Borqs Hong Kong Limited;

Borqs Hong Kong Limited (“Borqs Hong Kong”), a limited company established under the laws of Hong Kong in 2007, engages in the software and services business and is 100% owned by Borqs International Holding Corp;

Borqs Software Solutions Private Limited (“Borqs Software Solutions”), a private limited company established under the laws of India in 2009, engages in the R&D for software and is 99.99% owned by Borqs International Holding Corp and 0.01% owned by Borqs Hong Kong;

Borqs Korea (“Borqs Korea”), a company established under the laws of South Korea in 2012, engages in the R&D of software and is 100% owned by Borqs Hong Kong;

Beijing Borqs Software Technology Co, Ltd. (“Borqs Software”), a company established under the laws of the PRC in 2008, engages in government subsidized software development and engineering projects as well as other software and services business and is 100% owned by Beijing Big Cloud Century Technology Limited (“BC-Tech”), which is 100% owned by Borqs Beijing;

Beijing Borqs Wireless Technology Co, Ltd. (“Borqs Wireless”), a company established under the laws of the PRC in 2013, engages in software development and engineering projects as well as other software and services business and is 100% owned by BC-Tech, which is 100% owned by Borqs Beijing;

YuanTel (Beijing) Telecommunications Technology Co., Ltd. (“YuanTel Telecom”), a company established under the laws of the PRC in 2004, engages in MVNO services and is 95% owned by YuanTel (Beijing) Investment Management Co., Ltd., which is 79% owned by Beijing Big Cloud Network Technology Co., Ltd. (“BC-NW”), which is 100% beneficially owned and controlled by Borqs International through contractual control arrangements; and

Beijing Tongbaohuida Technology Co., Ltd. (“Tongbaohuida”), a company established under the laws of the PRC in 2012 and is 100% owned by YuanTel Telecom. Tongbaohuida has been inactive for the years 2015, 2016 and 2017.

Business Units

We have two business units, Connected Solutions and MVNO. The Connected Solutions BU develops wireless smart connected devices and cloud solutions. The MVNO BU operates a mobile virtual network in China that provides a full range of 2G/3G/4G mobile communication services at the consumer level and some traditional commercial telephony services.

Borqs provides Connected Solutions customers with customized, integrated, commercial grade Android platform software and service solutions to address vertical market segment needs through the targeted BorqsWare software platform solutions. The BorqsWare software platform consists of BorqsWare Client Software and BorqsWare Server Software. The BorqsWare Client Software platform consists of three major components: the latest commercial grade Android software that works with particular mobile chipsets, functionality enhancements of the open source Android software and mobile operator required services. Based on the BorqsWare Client Software platform, customers may require Borqs to provide further customization based on their specific market needs. The BorqsWare Client Software platform has been used in Android phones, tablets, watches and various Internet-of-things (“IoT”) devices. The BorqsWare Server Software platform consists of back-end server software that allows customers to develop their own mobile end-to-end services for their devices. The BorqsWare Server Software provides software necessary for upgrades, charging and various APIs that enhance the customers’ services. Based on BorqsWare Server Software service platform, customers may require us to provide further customization based on their specific needs.

The MVNO BU provides a full range 2G/3G/4G voice and data services for general consumer usage and IoT devices, as well as traditional telecom services such as voice conferencing. The MVNO BU also acts as a sales and promotion channel for the products developed by the Connected Solutions BU. Borqs believes that a key component of the sales of connected devices going forward is the bundling of those devices with a voice/data plan through its MVNO BU. The MVNO BU launched operations in the fourth quarter of 2014. The MVNO BU provides services throughout China. Borqs had more than two million registered subscribers at the end of 2015, approximately 4.5 million at the end of 2016, and approximately 5.37 million at the end of 2017.

The MVNO BU provides bundled voice and data services to Chinese consumers, serving as the principal in doing so and recognizing revenue on a gross basis. As sales of bundled services are mostly pre-paid by the consumers, cash received in advance of voice and data consumption are recognized as deferred revenue. Revenue is recognized when the services are actually used. Pre-paid bundled services do not expire. Sales of the bundles are mostly made through agents and franchisees. Bundled services sold to agents are discounted and not refundable to Borqs; and such discounts are recorded as reductions of revenue. We enter into profit sharing arrangements with franchisees under which bundled services may be returned if not sold to the consumers. The franchisees receive certain percentages of profits made by Borqs on the sales of the bundled services as they are used by the consumers. We account for profit sharing with franchisees as selling expenses in the consolidated statements of operations. Pursuant to the Company’s policy, the amount of discounts that may be provided by the franchisees to consumers is capped at 5%, based on which, we recognized the maximum amount of discounts that may be provided by the franchisees as reductions of revenue.

Solutions

The Connected Solutions BU helps customers design, develop and realize the commercialization of their connected devices. The MVNO BU helps customers deploy their devices in China with 2G/3G/4G cellular connectivity with flexible voice/data plan.

Ideation & Design — Based on customer requirements on the type of connected device the customer want to have, we can help customers design the product ID and user interface. We have the design engineering to provide 2D/3D rendering. The Company can provide physical mockup with different color, material and finishes, so the customer can hold and “feel” the mockup before finalizing the product ID.

Software IP Development — IoT devices are often highly customized and require special software to display the data (e.g. circular watch display and user interface), to reduce the power consumption (e.g., a small battery in a wearable device), to perform specific functions (e.g., push-to-talk) and to connect to the network (e.g., 3G/4G connection). The Company has developed a large number of software libraries that can be reused for various connected devices.

Product Realization — Some customers have limited hardware design capabilities. The Company has a strong hardware research and development team to help customers to design the hardware, including the PCBA design and mechanical design. The Company can also provide turn-key services to help customer to handle the manufacturing logistics (including supply chain and EMS management) in order to manufacture the product. The Company has the experiences and resources to manage the factory supply chain, quality control and other manufacturing logistics.

Deployment — A number of connected devices require cellular 2G/3G/4G connectivity to connect to the network to access the backend cloud services. If a customer intends to deploy their connected devices in China, the customer can acquire SIM cards with flexible voice/data plans from our MVNO to have the cellular connectivity.

Cloud Services and Support — The MVNO can help customers to provision and manage their subscribers database, handle the payment and re-charging and as well as provide data analytics of the subscribers for their usage traffic models.

Our Connected Solutions business unit works closely with chipset partners to develop new connected devices. Borqs developed the reference Android software platform and hardware platform for Intel and Qualcomm phones and tablets. We provide Connected Solutions customers with customized, integrated, commercial grade Android platform software and service solutions to address vertical market segment needs through the targeted BorqsWare software platform solutions. The BorqsWare software platform consists of BorqsWare Client Software and BorqsWare Server Software. The BorqsWare Client Software platform has been used in Android phones, tablets, watches and various Internet-of-things (“IoT”) devices. The BorqsWare Server Software platform consists of back-end server software that allows customers to develop their own mobile end-to-end services for their devices.

The Connected Solutions BU has a global customer base covering the core parts of the Android platform value chain, including mobile chipset manufacturers, mobile device OEMs and mobile operators. As of December 2017, Borqs has collaborated with six mobile chipset manufacturers and 29 mobile device OEMs to commercially launch Android based connected devices in 11 countries, and sales of connected devices with the BorqsWare software platform solutions are embedded in more than 12 million units worldwide.

Our MVNO business unit provides a full range 2G/3G/4G voice and data services for general consumer usage and IoT devices, as well as traditional telecom services such as voice conferencing, and acts as a sales and promotion channel for the products developed by the Connected Solutions BU.

Customers

The Company’s primary customers are mobile chipset manufacturers, mobile device OEMs and mobile operators. In 2017, Reliance Retail Limited and Alpha Network, Limited Corp accounted for approximately 41% and 13% of our revenues, respectively. In 2016, Reliance Retail Limited and Alpha Network Limited accounted for approximately 17% and 15% of our revenues, respectively. In 2015, Alpha Network Limited and Qualcomm India Private Limited accounted for approximately 26% and 10% of our revenues, respectively. The majority of the Company’s customers are located outside of China.

The Connected Solutions BU designs chipsets and related software for mobile connected devices. The Company outsources manufacturing of connected devices to third-party factories, buying key components for devices and consigning them to the factories to manufacture and assemble. The Company serves as a contract manufacturer of the products for Reliance, using Colmei Technology International Ltd. (“Colmei”) and its affiliate Shenzhen Crave Communication Co., Ltd. (“Crave”) to source necessary components. Due to Crave’s large manufacturing volume, it is able to negotiate favorable component pricing. The Connected Solutions BU benefits from Crave’s and Colmei’s component purchasing power and business referred to the Company by Crave and Colmei. The Company sells the final products to its customers, which are responsible for marketing and retail distribution.

The MVNO BU serves all the domestic China market. Operating under the brand name Yuantel, the MVNO BU leverages the network coverage China Unicom, which is China’s incumbent mobile operator. Subscribers purchase prepaid services, and are charged by the amount of data consumed, minutes of voice calls made, number of text messages sent, and other value-added services (such as caller ID display) used. As needed, subscribers may refresh the mobile phone SIM card, on a pay-as-you-go basis. Each month, we pay China Unicom for the total amount of traffic (MB of data, minutes of voice call made, etc.) actually consumed by subscribers.

The Company uses MVNO franchisees and agents as distribution channels. Those franchisees sell our prepaid services to their subscribers, on SIM cards. The Company compensates franchisees under a profit-sharing arrangement that is based on gross margin on franchisee sales of our services to subscribers. Agents sell our services on behalf of the Company and pay us a discount price for those services.

Research and Development

The Company has dedicated significant resources to research and development, with research and development centers in Beijing, China and Bangalore, India. As of December 31, 2017, 352 of our 612 employees were technical professionals dedicated to platform research and development and product specific customization. Technical professionals have diverse backgrounds and experience gained through employment with leading mobile chipset designers and manufacturers, mobile device OEMs, internet content providers and other software and hardware enterprises.

The Company’s research and development centers work together to develop core proprietary software, and each center focuses on project specific implementation related to specific hardware platforms and customer specifications. The Company technical professionals are divided into two core groups, one focused on our Android+ software platform solutions, and one focused on our Android+ service platform solutions. Each group is further divided into sub-groups for platform development, system engineering and architecture, low-level software development, high-level application development, program management, system testing and verification and software configuration management.

Our current research and development efforts are focused on developing the BorqsWare software and service platform solutions to improve and enhance the following aspects of the Android platform:

●	stability and reliability;

●	performance and power management;

●	Android platform integration with various kinds of chipsets;

●	usability, input mechanism and display mechanism;

●	security and anti-hacking of applications;

●	in-country localization;

●	automated cross applications software testing;

●	4G radio network specific functionality, such as FDD-LTE and TD-LTE; and

●	mobile operator end-to-end services; and integration of mobile Internet services with traditional telecommunication services, such as integration of instant messaging with short messaging.

A typical research and development project is staffed with members of the sales team, a research and development team comprised of a project manager, a platform development team, a customer development team and a system testing team, as well as finance personnel. At the beginning of a project, a member of the sales team will work with a project manager to simultaneously track research and development and commercial milestones. The project manager is responsible for ensuring the research and development milestones are achieved in a timely manner, including system testing, and a member of the sales team is responsible for tracking sales milestones. Finance personnel review each invoice and determine the appropriate accounting treatment under U.S. Generally Accepted Accounting Principles (“U.S. GAAP”). A typical research and development project takes between six to nine months to complete. In general, a significant portion of each research and development project consists of existing Android platform software and service solutions, while incorporating necessary customizations for a particular customer.

Intellectual Property

The Company regards patents, copyrights, trademarks, software registrations, trade secrets and similar intellectual property as critical to its success. The Company relies on a combination of trademark, copyright, patent, software registration and trade secret laws, and enters into confidentiality agreements with employees and relevant third parties to protect our intellectual property rights. All employees enter into agreements requiring them to keep confidential all proprietary and other information relating to customers, methods, technologies, business practices and trade secrets.

The Company has been granted 130 patents in China and six patents in the United States, and as of December 31, 2017 it has 18 pending patent applications in China and three pending patent applications in the United States. The Company also has 91 software copyrights and 47 trademarks registered and 17 pending trademarks in China. In addition, the Company has registered its domain name with various domain name registration services.

Competition

The Company believes that the marketplace for connected devices and MVNO solutions is highly fragmented, but that few are capable of providing an end-to-end solution with software, hardware, product realization and bundling with a SIM card with voice/data plan (via a MVNO or mobile operator).

The market for connected devices and MVNO solutions is rapidly evolving, and in the future the Company may not be able to compete successfully against current and potential competitors. The Company expects competition to intensify as new competitors enter the market, and as existing competitors attempt to diversify and expand their software and service solutions offerings across the Android platform. The primary competitors for the Company include traditional hardware-centric OEMs and software development companies.

●	The traditional OEMs are strong in hardware design and own factories, but they are very weak in software development as well as not familiar with operator and mobile chipset requirement;

●	The large software development companies have sizable software teams and global coverage, but they are very weak in hardware design and manufacturing expertise;

●	Some of the Company’s competitors have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we have.

Some of the companies that operate in the software and services solutions market may have significantly greater financial, technical, marketing, sales and other resources and significantly greater name recognition than we have.

Competitive Strengths

We believe the following factors differentiate us from our competitors and contribute to our success:

Strategic relationships with leading chipset vendors.

The Company works closely with leading chipset vendors in their software development, including software for their latest state-of-the-art chipsets. The Company develops connected device products and solutions based on these chipsets. These relationships enable the Company to develop a competitive product portfolio.

Strong software capabilities across core parts of the Android platform value chain drive a full suite of BorqsWare software and services platform solutions and a significant time to market advantage for customers.

The Company has focused on building its innovative technology platform to serve customers across the core parts of the Android platform value chain. We believe the Company was first to develop commercial grade software to support video telephony for Android. In collaboration with China Mobile, the Company developed the base chipset software to deploy Android-based mobile devices to support China Mobile’s TD-SCDMA network.

Global customer base and extensive industry relationships.

The Company had more than 50 customers as of December 31, 2017, including some of the world’s leading companies in the mobile industry. Its diversified customer base includes mobile chipset manufacturers, mobile device OEMs and mobile operators. Through 2017, the Company has collaborated with more than six mobile chipset manufacturers (including Intel, Qualcomm, Marvell) and 29 connected device OEMs (including LGE, Micromax, Acer, Motorola and Vizio) to commercially launch Android-based devices in 11 countries, and more than 10 million mobile devices sold worldwide have BorqsWare software platform solutions embedded. Our products have been deployed by more than 10 service providers (including AT&T, China Mobile, Claro, Orange, Reliance Jio, Sprint, Verizon) on four continents.

Significant resources dedicated to research and development; Patents.

The Company dedicated significant financial and human resources to research and development needed to build a full suite of connected device software and service platform solutions to address evolving customer needs across the core parts of the Android platform value chain.

Government Regulation

The Company’s operations are subject to extensive and complex state, provincial and local laws, rules and regulations. The PRC government restricts or imposes conditions on foreign investment in telecommunication business. Borqs International Holding Corp and its PRC subsidiaries are considered foreign persons or foreign-invested enterprises under PRC foreign investment related laws. As a result, they are subject to PRC legal restrictions on or conditions for foreign ownership of telecommunication business. Due to these restrictions, the Company conducts its MVNO business in China through BC-NW, its variable interest entity and the subsidiaries of BC-NW. As all the registered shareholders of BC-NW are PRC citizens and all other shareholders of the subsidiaries of BC-NW are also PRC citizens or PRC domestic enterprises, BC-NW and its subsidiaries are therefore considered as PRC domestic enterprises under PRC law. The “registered shareholders” of BC-NW refer to those shareholders who have pledged their equity interest in BC-NW to Borqs Beijing Ltd., or WFOE, and entered into exclusive option agreements with WFOE as part of the contractual arrangements. The Company’s contractual arrangements with BC-NW and the registered shareholders of BC-NW allow it to have the power to direct the activities of BC-NW and its subsidiaries that most significantly impact their economic performance.

The Company’s operations are also subject to trial licenses granted by the Ministry of Industry & Information Technology of China, or MIIT, under the mobile virtual network trial program initiated by the MIIT in 2013 to implement the Chinese State Council’s encouragement of private investments in various industries, including telecommunication industry. The trial program and all trial licenses issued thereunder, including those of the Company, were originally set to expire as of December 31, 2015. According to the trial program policies issued by the MIIT, the MIIT will work on formalizing commercial policies regarding the operation of MVNO based on the development of the trial program. On December 28, 2015, the MIIT issued a notice stating that while the government is “diligently researching and determining the formal commercial policies regarding the operation of MVNO, the temporary licenses issued continue to allow MVNO enterprises to operate, and the base telecommunication enterprises shall continue to provide cooperation, support and maintenance services”, as translated from the MIIT’s notice. All MVNOs in China, including the Company, will continue to operate and provide mobile communication services for subscribers based on the trial licenses.

The MIIT issued a Notice on the Official Commercial Use of Mobile Communication Resale Business (Draft for Comments), or the Draft Notice, on January 24, 2018, which requires an enterprise that has obtained a trial license, or the Pilot Enterprise to execute commercial contracts with a basic telecommunications company and apply for the telecommunications business license to replace the trial license after certain date to be provided in the official version of the Draft Commercial Use Notice, or the Official Notice. The Pilot Enterprise is allowed to continue to carry out its MNVO business during such application period. According to the Draft Notice, the Pilot Enterprise will be ordered to terminate its MVNO business under certain circumstances, including (1) termination of cooperation between the Pilot Enterprise and the basic telecommunications enterprise resulting in Pilot Enterprise’s failure to operate its business; (2) failure to obtain the telecommunications business license within 2 years since the date of promulgation of the Official Notice; (3) occurrence of serious telecommunication fraud cases or malignant group accidents due to the Pilot Enterprise’s malpractice. The MIIT is currently soliciting comments on this Draft Notice and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. It is also uncertain whether the Official Notice would have any substantial changes from the Draft Notice.

Employees

As of December 31, 2017, we had 612 employees. None of our employees are represented by a labor union. Most of the Company’s employees are located in China, and a large percentage of its research and development personnel are located in India.

The Company pays most of employees a base salary and performance-based bonuses, including annual incentive bonuses and project-based bonuses. It pays commissions to sales personnel. Employees are also eligible to participate in the Company’s stock incentive program.

The Company is required under PRC laws and regulations to participate in a government-mandated, defined benefit plan for its full time employees, pursuant to which we provide social welfare benefits, such as pension, medical care, unemployment insurance, work-related injury insurance, maternity insurance and employee housing fund. The Company employees are not covered by any collective bargaining agreement. The Company believes it has good relations with its employees.

The Company uses a variety of methods to recruit technical professionals to ensure that it has sufficient research and development and other expertise on an ongoing basis, including the company website, an external online recruiting website, targeted technical forums, campus recruitment at leading technical universities and institutions, job fairs and internal referrals from current employees.

The Company offers training programs to its employees covering professional training such as training related to customer service and product management and technical training such as training related to telephony and project management. The Company holds periodic workshops to enhance the leadership skills of management personnel.

Legal Proceedings

To the knowledge of our management, there is no material litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Description of Properties

The Company’s principal executive offices are located in Beijing, China, where the Company leases approximately 3,600 square meters of office space. The Company also occupies leased facilities of 4,400 square meters for other offices and research and development facilities in India. The following table sets forth the location, approximate size and primary use and expiration date of all the Company’s materially important physical facilities as of December 31, 2017. Extension beyond the expiration of both leases will be up to negotiation with the property owners.

Locations	Approximate Size	Primary Uses	Lease Expiration Date
Beijing, China	3600 sq. meters	Principal executive office and research and development	May 31, 2020
Bangalore, India	4400 sq. meters	Research and development	December 9, 2020
Total	8000 sq. meters

Employees

As of December 31, 2017, we had 612 employees. None of our employees are represented by a labor union.

Segments

We operate in two reportable segments, which are mobile virtual network operator services (“MVNO” or “Yuantel”), and Connected Solutions. See Note 2, Segment Reporting, of our notes to consolidated financial statements.

Geographic Concentration

The following table sets forth the Company’s connected solutions net revenues from customers, in absolute amount and as a percentage of net revenues, based on location of the customer’s headquarters. Our MVNO net revenues, which were $20.0 million, $35.1 million and $32.1 million in 2015, 2016 and 2017, respectively, were related to customers in China. These figures do not take into account the geographic location of end-users of customer products:

	For the year ended December 31,
	2015		2016		2017
	$	%	$	%	$	%
	($ in thousands)
China	8,485	15.4%	6,076	7.1%	17,687	14.5%
India	7,949	14.4%	25,126	29.4%	70,421	57.6%
United States	14,978	27.2%	34,526	40.4%	23,312	9.1%
Rest of the World	23,703	43.0%	19,720	23.1%	10,813	8.8%
Net Revenues	55,115	100.0%	85,448	100.0%	122,233	100%

The Company’s connected solutions net revenues from customers with headquarters in the United States are attributed to its ongoing collaboration with a prominent mobile chipset vendor and other mobile device OEMs. From 2015 to 2017, revenues from customers with headquarters in China declined slightly, and we engaged a significant new customer in India during the second half of 2016 and this customer continued to place orders with us in 2017.

Available Information

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other periodic reports are available free of charge on our website (www.borqs.com) as soon as reasonably practicable after we have electronically filed such materials with, or furnished such materials to the Securities and Exchange Commission. They are also available at www.sec.gov.

Item 1A.    Risk Factors

Factors That Could Affect Future Results

You should carefully consider the risks below, as well as other information included or incorporated by reference in this report, before making an investment decision. We operate in a dynamic and rapidly changing environment that involves many risks and uncertainties that could cause actual results to differ materially from results contemplated by forward-looking statements in this report.  The occurrence of any of the events or developments described below could materially and adversely affect our business, financial condition, results of operations and growth prospects. In such an event, the market price of our ordinary shares could decline, and you may lose all or part of your investment. Because of the factors discussed below, other information included or incorporated by reference in this report and other factors affecting our operating results, past performance should not be considered a reliable indicator of future performance. The risks discussed in this report are not the only risks we face. Risks and uncertainties of which we are not currently aware, or which we currently deem to be immaterial, may also adversely affect our business, financial condition or operating results.

Risks Related to Our Business and Industry

Our quarterly results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly operating results, including the levels of our revenue, gross margin, profitability, cash flow and deferred revenue, may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control and, as a result, may not fully reflect the underlying performance of our business. Fluctuations in quarterly results may negatively impact the value of our ordinary shares. Factors that may cause fluctuations in our quarterly financial results include, but are not limited to:

●	our ability to attract new customers;

●	our ability to convert users of our limited free versions to paying customers;

●	the addition or loss of large customers, including through acquisitions or consolidations;

●	our customer retention rate;

●	the timing of recognition of revenue;

●	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;

●	network outages or security breaches;

●	general economic, industry and market conditions;

●	increases or decreases in the number of features in our services or pricing changes upon any renewals of customer agreements;

●	changes in our pricing policies or those of our competitors;

●	the timing and success of new services and service introductions by us and our competitors or any other change in the competitive dynamics of our industry, including consolidation among competitors, customers or strategic partners; and

●	the timing of expenses related to the development or acquisition of technologies or businesses and potential future charges for impairment of goodwill from acquired companies.

We generate a significant portion of our net revenues from a small number of major customers and key projects and any loss of business from these customers or projects could significantly reduce our net revenues and harm our business.

We derive a significant portion of our net revenues from a small number of major customers and key projects. Our five largest customers in 2017, 2016 and 2015 accounted for 69.3%, 51.5% and 57.8% of our net revenues in 2017, 2016 and 2015, respectively. Our ability to maintain close relationships with major customers is essential to the success of our business. However, the volume of work performed for specific customers varies significantly from year-to-year and project-to-project, and we are typically are not the exclusive solutions provider for our customers, and we do not have long-term purchase commitments from customers. A major customer in one year may not provide the same level of net revenues for us in any subsequent year. In addition, reliance on any individual customer for a significant portion of our net revenues may give that customer a degree of pricing leverage when negotiating contracts and terms of service with us.

Many factors not within our control could cause the loss of, or reduction in, business or revenues from any customer, and these factors are not predictable. These factors include, among others, pricing pressure from competitors, a change in a customer’s business strategy, or failure of a chipset manufacturer or device OEM to develop competitive products. Our customers may choose to pursue alternative technologies and develop alternative products in addition to, or in lieu of, our products, either on their own or in collaboration with others, including our competitors. The loss of any major customer or key project, or a significant decrease in the volume of customer demand or the price at which we sells our products to customers, could materially adversely affect our financial condition and results of operations.

We provide mobile communication services as a mobile virtual network operator in China. The current license to operate such services is based on a government issued extension of a trial license, and if we cannot obtain a renewed license or the current extension is terminated, we will need to cease operating as a MVNO and our total revenues will be significantly reduced.

In 2014, after acquiring YuanTel Investment, we entered into the MVNO business. Our MVNO business unitcontributed 26.6%, 29.1% and 20.8% of our net revenues in 2015, 2016 and 2017, respectively. The ability of our MVNO business unit to provide mobile communication services in China is based on trial licenses granted by the Ministry of Industry & Information Technology of China, or MIIT, under the mobile virtual network trial program initiated by the MIIT in 2013 to implement the Chinese State Council’s encouragement of private investments in various industries, including telecommunication industry. The trial program and all trial licenses issued thereunder, including our own, were originally set to expire as of December 31, 2015. According to the trial program policies issued by the MIIT, the MIIT will work on formalizing commercial policies regarding the operation of MVNO based on the development of the trial program. On December 28, 2015, the MIIT issued a notice stating that while the government is “diligently researching and determining the formal commercial policies regarding the operation of MVNO, the temporary licenses issued continue to allow MVNO enterprises to operate, and the base telecommunication enterprises shall continue to provide cooperation, support and maintenance services”, as translated from the MIIT’s notice. All MVNOs in China, including us, will continue to operate and provide mobile communication services for subscribers based on the trial licenses.

The MIIT issued a Notice on the Official Commercial Use of Mobile Communication Resale Business (Draft for Comments), or the Draft Notice, on January 24, 2018, which requires an enterprise that has obtained a trial license, or the Pilot Enterprise to execute commercial contracts with a basic telecommunications company and apply for the telecommunications business license to replace the trial license after certain date to be provided in the official version of the Draft Commercial Use Notice, or the Official Notice. The Pilot Enterprise is allowed to continue to carry out its MNVO business during such application period. According to the Draft Notice, the Pilot Enterprise will be ordered to terminate its MVNO business under certain circumstances, including (1) termination of cooperation between the Pilot Enterprise and the basic telecommunications enterprise resulting in Pilot Enterprise’s failure to operate its business; (2) failure to obtain the telecommunications business license within 2 years since the date of promulgation of the Official Notice; (3) occurrence of serious telecommunication fraud cases or malignant group accidents due to the Pilot Enterprise’s malpractice. The MIIT is currently soliciting comments on this Draft Notice and substantial uncertainties exist with respect to its enactment timetable, interpretation and implementation. It is also uncertain whether the Official Notice would have any substantial changes from the Draft Notice. Thus, we cannot assure you that we are able to obtain the official MVNO license after the promulgation of Official Notice.

If we cannot obtain the official MVNO license after the promulgation of Official Notice, we will be forced to cease this operation, and our total revenues will be significantly reduced and our investment into this business will be completely lost. We rely on China Unicom, the incumbent operator, to provide us with attractive and competitive bulk wholesale rates of voice-per-minute and MB-of-data to compete with our competitors. If we are not provided competitive bulk wholesale rates from China Unicom, we will not be able to maintain our gross margin and will not be able to operate profitably, which may lead to shutting down the MVNO Business Unit entirely.

Failure to complete real-name registration of all users of our MVNO services could subject us to penalties, damage our reputation and brand, and harm our business and results of operations.

Chinese laws require telecommunication business operators to verify and register real names and identification information of users of mobile phones. For example, in September 2016, the MIIT and certain other governmental departments issued the Notice regarding Prevention of and Cracking Down Telecommunication or Online Frauds to emphasize the real-name registration requirements and to further require telecommunication business operators, including MVNOs, to complete the real-name registration for all of their existing users by end of 2016. In August 2016 and February 2017, we were given a warning by the MIIT for our failure to strictly comply with the real-name registration requirement. We have since rectified such failure in accordance with the MIIT’s requirements and have also established internal policies and require all our staff to strictly comply with the real-name registration requirements for new users. However, we cannot assure you that all our staff will strictly implement our internal policies or that all users will provide authentic information to us. If we are found by the authorities not to comply with the real-name registration requirement, we may be subject to penalties, or be required to suspend or terminate our MVNO business. In addition, complying with these laws and regulations could cause us to incur substantial costs.

PRC laws and regulations governing our businesses and the validity of certain of our contractual arrangements are uncertain. If we are found to be in violation, we could be subject to sanctions. In addition, changes in PRC laws and regulations or changes in interpretations thereof may materially and adversely affect our business.

The PRC government restricts or imposes conditions on foreign investment in telecommunication business. We and our PRC subsidiaries are considered foreign persons or foreign-invested enterprises under PRC foreign investment related laws. As a result, we are subject to PRC legal restrictions on or conditions for foreign ownership of telecommunication business. Due to these restrictions and conditions, we conduct our MVNO business in China through BC-NW, our variable interest entity and the subsidiaries of Beijing Big Cloud Network Technology Co., Ltd. (“BC-NW”). As all the registered shareholders of BC-NW are PRC citizens and all other shareholders of the subsidiaries of BC-NW are also PRC citizens or PRC domestic enterprises, BC-NW and our subsidiaries are therefore considered PRC domestic enterprises under PRC law. The “registered shareholders” of BC-NW refer to those shareholders who have pledged their equity interest in BC-NW to Borqs Beijing and entered into exclusive option agreements with Borqs Beijing as part of the contractual arrangements. Our contractual arrangements with BC-NW and the registered shareholders of BC-NW allow it to have the power to direct the activities of BC-NW and our subsidiaries that most significantly impact economic performance.

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

We operate in multiple rapidly evolving industries. If we fail to keep up with technological developments and changing requirements of our customers, business, financial condition and results of operations may be materially and adversely affected.

Our industry is rapidly evolving and subject to continuous technological developments. Our success depends on our ability to keep up with technological developments and changing customers demands. As a result, we need to invest significant resources in research and development in order to enhance our existing products and to respond to changes in customer preference, new challenges and industry changes in a timely and effective manner. If we fail to keep up with technological developments and continue to innovate to meet the needs of our customers, our software and service platform solutions may become less attractive to customers, which in turn may adversely affect our reputation, competitiveness, results of operations and prospects.

We face intense competition and, if we are unable to compete effectively, it may lose customers and our revenues may decline.

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

Our MVNO business unit faces intense competition in the wireless communications market and if we cannot compete effectively our revenues, profits, cash flows and growth may be adversely affected.

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

We may undertake acquisitions, investments, joint ventures or other strategic alliances, which could expose us to new operational, regulatory and market risks. In addition, such undertakings may not be successful, which may adversely affect our business, results of operations, financial condition and prospects.

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

In addition, our ability to integrate acquired companies and their operations may be adversely affected by many factors, including the ability to capitalize on anticipated synergies, diversion of resources and management’s attention, difficulties in retaining personnel of the acquired companies, unanticipated problems or legal liabilities and tax and accounting issues. If we fail to integrate any acquired company efficiently, our earnings, revenues, gross margins, operating margins and business operations could be adversely affected. The integration of acquired companies is a complex, time-consuming and expensive process.

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

If our customers undertake more research and development work in-house, lower demand for our solutions could reduce our net revenues and harm our business.

Collaboration with customers is essential to the growth and profitability of our business. However, our customers may elect to undertake more research and development work in-house, and reduce collaboration with us for Android platform projects. There are many factors beyond our control that could cause our customers to move their work in-house, such as spending reductions due to a challenging economic environment, corporate restructuring, cost control, pricing pressure and concerns regarding the protection of technology know-how, trade secrets and other intellectual property rights. If our customers decide to change their strategy by moving more research and development work in-house, our net revenues may decline, and our business, financial condition and results of operations may be adversely affected.

Most of our engagements with customers are for a specific project only and do not provide for long-term engagements. If we are unable to generate a substantial number of new engagements for projects on a continuing basis, our business and results of operations will be adversely affected.

Our customers generally retain us on project-by-project basis in connection with specific projects rather than on a recurring basis under long-term contracts. Historically, a significant portion of our net revenues has been comprised of software fees, relating to one-time research and engineering work performed for customers. For 2015, 2016 and 2017, our net revenues from software fees were $22.5 million, $14.9 million and $11.2 million, representing 29.9%, 12.4% and 7.3% of total net revenues. Although a significant amount of our net revenues are generated from repeat business, which we define as revenues from a customer who also contributed to our revenues during the prior fiscal year, our engagements with our customers are typically for individual projects that are often on a non-exclusive, project-by-project basis. In addition, a majority of our customer contracts from which we generate product fees can be terminated by customers with or without cause. There are many factors outside of our control that might lead customers to terminate a contract or project with us, including, among others:

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

Because of the characteristics of open source software, there may be fewer technology barriers to entry in the Android platform and software market in which we compete, and it may be relatively easy for competitors, some of which may have greater resources than we have, to enter our markets and compete with us.

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

If we fail to effectively manage our technical operations infrastructure, our customers may experience service outages and delays in the further deployment of our services, which may adversely affect our business.

We have experienced significant growth in the number of users and the amount of data that our operations infrastructure supports. We seek to maintain sufficient capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provisioning of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our services. However, the provision of new hosting infrastructure requires significant lead-time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, which may harm our reputation and operating results. Furthermore, if we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenue.

We are vulnerable to technology infrastructure failures, which could harm our reputation and business.

We rely on our technology infrastructure for many functions, including selling our Android+ software and service platform solutions, supporting our customers and billing, collecting and making payments. We also rely on our own technology infrastructure, which is located on a third-party site, as well as the technology infrastructure of third parties, to provide some of our back-end services. This technology infrastructure may be vulnerable to damage or interruption from natural disasters, power loss, telecommunication failures, terrorist attacks, computer intrusions and viruses, software errors, computer denial-of-service attacks and other events. A significant number of the systems making up this infrastructure are not redundant, and our disaster recovery planning is not sufficient for every eventuality. This technology infrastructure is also subject to break-ins, sabotage and intentional acts of vandalism by internal employees, contractors and third parties. Despite any precautions we or our third-party partners may take, such problems could result in, among other consequences, interruptions in our services and loss of data, which could harm our reputation, business and financial condition. We do not carry business interruption insurance sufficient to protect us from all losses that may result from interruptions in our services as a result of technology infrastructure failures or to cover all contingencies. Any interruption in the availability of our websites and on-line interactions with customers and partners would create a large volume of questions and complaints that would need to be addressed by our support personnel. If our support personnel cannot meet this demand, customer and partner satisfaction levels may fall, which in turn could cause additional claims, reduced revenue, reputation damage or loss of customers.

The international nature of our business exposes us to risks that could adversely affect our financial condition and results of operations.

We conduct our business throughout the world in multiple locations. Our corporate structure also spans multiple jurisdictions, with our parent holding company incorporated in the British Virgin Islands and intermediate and operating subsidiaries incorporated in China, Hong Kong, India, Brazil, Japan and South Korea. In addition, one of our growth strategies is to further expand our business in Europe and into the United States. As a result, we are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include, among others:

●	significant currency fluctuations between the Renminbi and the U.S. Dollar and other currencies in which we transact business;

●	difficulty in identifying appropriate mobile chipset manufacturers, mobile device OEMs, mobile operators and/or joint venture partners, and establishing and maintaining good relationships with them;

●	legal uncertainty owing to the overlap and inconsistencies of different legal regimes, problems in asserting contractual or other rights across international borders and the burden and expense of complying with the laws and regulations of various jurisdictions;

●	potentially adverse tax consequences, such as scrutiny of transfer pricing arrangements by authorities in the countries in which we operate;

●	adverse effect of inflation and increase in labor costs;

●	current and future tariffs and other trade barriers, such as those recently announced by the United States on goods imported to the U.S. from China, and restrictions on technology and data transfers;

●	general global economic downturn;

●	unexpected changes in political environment and regulatory requirements; and

●	terrorist attacks and other acts of violence or war.

The occurrence of any of these events could have a material adverse effect on our results of operations and financial condition.

Furthermore, we are in the process of implementing policies and procedures designed to facilitate compliance with laws and regulations in various jurisdictions applicable to us, but there can be no assurance that our employees, contractors or agents will properly comply with such laws and regulations or our policies. Any such violations could, individually or in the aggregate, materially and adversely affect our financial condition and operating results.

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

Our industry relies on the talents and efforts of highly skilled personnel, and our success depends to a significant extent on our ability to recruit, train, develop, retain and motivate qualified personnel for all areas of our organization. In China our industry has experienced significant levels of employee attrition. Our attrition rates were 18% in 2015, 12% in 2016, and 16% in 2017. We may encounter higher attrition rates in the future, particularly if the mobile industry continues to experience strong growth.

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

Our future success heavily depends upon the continued service of our senior executives and other key employees. In particular, we rely on the expertise, experience, customer relationships and reputation of Pat Chan, our founder, chairman and chief executive officer. We currently do not maintain key person life insurance for any of the senior members of our management team or other key employees. If one or more of our senior executives or key employees are unable or unwilling to continue in their present positions, it could disrupt our business operations, and we may not be able to replace them easily or at all. In addition, competition for senior executives and key employees in our industry is intense, and we may be unable to retain our senior executives and key employees or attract and retain new senior executive and key employees in the future, in which case our business may be severely disrupted, and our financial condition and results of operations may be materially and adversely affected.

If any of our senior executives or key employees joins a competitor or forms a competing company, it may lose customers, know-how and other key employees and staff members to them. Also, if any of our business development managers, who generally keep a close relationship with our customers, joins a competitor or forms a competing company, we may lose customers, and our net revenues may be materially and adversely affected. Additionally, there could be unauthorized disclosure or use of our technical knowledge, practices or procedures by such employees. All of our executives and key employees have entered into employment agreements with us that contain non-competition provisions, non-solicitation and nondisclosure covenants. However, if any dispute arises between our executive officers or key employees and us, such non-competition, non-solicitation and nondisclosure provisions might not provide effective protection to us, especially in China, where most of these executive officers and key employees reside, in light of the uncertainties with China’s legal system. See “— Risks Related to Doing Business in China — Uncertainties with respect to the PRC legal system could harm us.”

A significant majority of our outstanding ordinary shares are held by a small number of shareholders, which may have significantly greater influence on us due to the size of their shareholdings relative to other shareholders.

As of March 27, 2018, our top six shareholders owned approximately two-thirds of our ordinary shares, including Zhengqi International Holding Ltd., Intel Capital Corporation, Norwest Venture Partners X, L.P., Asset Horizon International Limited, Keytone Ventures L.P., and GSR Ventures II, which beneficially owned approximately 15.3%, 12.1%,10.7%, 10.5%, 9.7% and 7.8% respectively. These major shareholders have significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and schemes of arrangement, election and removal of directors and other significant corporate actions. They may not act in our best interests or our minority shareholders’ interests. In addition, without the consent of these major shareholders, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our ordinary shares. These actions may be taken even if they are opposed by our other shareholders.

In the course of preparing our consolidated financial statements, we identified material weaknesses, significant deficiencies and other deficiencies in our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Based on that evaluation, our management concluded that these controls were not effective at December 31, 2017. We did not maintain sufficient controls over financial reporting processes due to an insufficient complement of internal personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP to ensure that the consolidated financial statements were prepared in compliance with U.S. GAAP and SEC requirements properly. This deficiency constitutes as a material weakness of our internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Based on that evaluation, our management concluded that these controls were not effective at December 31, 2017. We did not maintain sufficient controls over financial reporting processes due to an insufficient complement of internal personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP to ensure that the consolidated financial statements were prepared in compliance with U.S. GAAP and SEC requirements properly. This deficiency constitutes as a material weakness of our internal control over financial reporting.

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results or prevent fraud, and investor confidence and the market price of our ordinary shares may be adversely impacted.

We are required to maintain effective disclosure controls and procedures and effective internal control over financial reporting. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. As described elsewhere in this Annual Report, we have identified material weaknesses, significant deficiencies and other deficiencies in our internal control over financial reporting. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our ordinary shares.

In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on The Nasdaq Stock Market.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an emerging growth company. At that time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Failing to maintain effective disclosure controls and internal control over financial reporting could have a material adverse effect on our business and operating results and could cause a decline in the price of our ordinary shares.

We are subject to various anti-corruption and anti-bribery laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and PRC and Indian anti-corruption and anti-bribery laws; any determination that we have violated such laws could damage our business and reputation, limit our ability to bid for certain business opportunities, and subject us to significant criminal and civil penalties, civil litigation (such as shareholder derivative suits), and commercial liabilities.

We are subject to anti-corruption and anti-bribery laws in the United States, United Kingdom, China and India that prohibit certain improper payments made directly or indirectly to government departments, agencies, and instrumentalities; officials of those government departments, agencies, and instrumentalities; political parties and their officials; candidates for political office; officials of public international organizations; persons acting on behalf of the foregoing; and commercial counterparties. These laws include the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act 2010, the PRC Criminal Law, the PRC Anti-Unfair Competition Law, the Indian Prevention of Corruption Act 1988, the Indian Penal Code and anti-corruption laws in various Indian states.

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

There can be no assurance that our ordinary shares will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq.

To continue listing our ordinary shares on The Nasdaq Stock Market, we will be required to demonstrate compliance with Nasdaq’s continued listing requirements, particularly the requirement to maintain a minimum number of holders (300 round-lot holders) — to which the Company is currently not in compliance. Nasdaq has granted us until April 10, 2018 to regain compliance with this requirement and prevent the delisting of our ordinary shares from trading on Nasdaq. We cannot assure you that we will be able to meet this continued listing requirement or maintain other listing standards. If our ordinary shares are delisted by Nasdaq, likely adverse consequences include:

●	less liquid trading market for our ordinary shares;

●	more limited market quotations for our shares;

●	determination that our ordinary shares are a “penny stock” that requires brokers to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our ordinary shares;

●	more limited research coverage by stock analysts;

●	loss of reputation; and

●	more difficult and more expensive equity financings in the future.

Our proposed acquisition of KADI involves transactional and integration risks.

We have entered into a letter of intent to acquire a 60% equity interest in Shanghai KADI Machinery Technology Co., Ltd (“KADI”), a Chinese company that develops software and hardware solutions for electric vehicle control modules, such as charging, battery management and vehicle controls. We have not yet finalized a definitive agreement to complete this acquisition, but we are committed to making advance payments totaling $600,000 by the end of April 2018. These advances will be deducted from our initial cash payments to KADI under the definitive agreement to be negotiated. If this transaction is not consummated within nine months after signing of the letter of intent, the advance payments will be converted into shares representing five percent of the outstanding capital stock of KADI. There are no termination fees or penalties under the letter of intent. Assuming we proceed to enter into a definite agreement with KADI and consummate the proposed acquisition, there is no assurance that we can obtain any necessary financing funds in time for KADI to set up correctly for manufacturing products. There is no assurance that the management of KADI will successfully integrate with our management team to gain the intended benefits of this acquisition. We are dependent on the current leadership of KADI’s chairman and chief executive, and if he is unable or unwilling to dedicate his full time to KADI’s business, or if he were to resign or start a competing business, our business and financial results would be adversely affected.

Our repurchase of shares from Zhengqi may adversely affect our liquidity and working capital.

We have agreed to repurchase 966,136 of our ordinary shares from our largest shareholder, Zhengqi Interntional Holding Limited, at the original purchase price and for an aggregate amount of $10.05 million. The repurchase transaction is not yet completed, though the repurchase funds have been transferred to Zhengqi in anticipation of satisfaction of closing conditions and the 966,136 repurchase shares currently remain outstanding. This repurchase limits our available cash and may adversely affect our ability to carry out our operations normally due to this reduction in working capital.

Our repurchase of shares from Zhengqi may trigger litigation by other shareholders.

If the Zhengqi repurchase transaction is not completed, up to 1,278,776 shares currently in escrow may not be timely released to the former Borqs International shareholders based on their respective proportionate interests in the merger consideration, and they may sue the Company for any damages they suffer as a result. Further, our agreement to repurchase shares from Zhengqi was not extended to all investors who purchased shares in the August 2017 private placement. Since we repurchased those shares at a premium to current market prices, other purchasers may seek similar treatment. In addition, a minority of our shareholders will not benefit from the expected return of up to 1,278,776 escrowed earnout shares to the original Borqs International shareholders. Those minority shareholders will receive no direct benefit of proposed repurchase and return, and there is no assurance that those minority holders will not make claims against us. Any such litigation could be time-consuming and costly, and could materially adversely affect our financial condition and results of operations.

Dependency on Crave and Colmei and financial risks.

Our agreement to purchase shares of Crave and Colmei from the shareholders of those companies may lead us to be more dependent on Crave and Colmei for access to important components and manufacturing capacity. There is no assurance that Crave and Colmei can provide competitive pricing of components and for manufacturing services. There is no assurance that the value of our ownership of Crave and Colmei will not decline, potentially causing a material adverse effect on our financial condition.

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

On February 3, 2015, the State Administration of Taxation, or the SAT, issued a Public Notice Regarding Certain Enterprise Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or Public Notice 7, where a non-resident enterprise transfers taxable assets, through the offshore transfer of a foreign intermediate holding company, the non-resident enterprise, being the transferor, maybe subject to PRC enterprise income tax, if the indirect transfer is considered to be an arrangement which does not have a reasonable commercial purpose to circumvent enterprise income tax payment obligations. In addition, Public Notice 7 further provides certain criteria on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Public Notice 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may re-characterize such indirect transfer as a direct transfer of the equity interests in the PRC tax resident enterprise and other properties in China. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of up to 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

On October 17, 2017, the SAT issued the Announcement on Issues Relating to Withholding at Source of Income Tax of Non-Resident Enterprises, or Announcement 37, which became effective on December 1, 2017. The Announcement 37 further clarifies the practice and procedure of the withholding of non-resident enterprise income tax.

We face uncertainties with respect to the reporting and consequences of private equity financing transactions, share exchange or other transactions involving the transfer of our ordinary shares by investors that are non-PRC resident enterprises, or sale or purchase of shares in other non-PRC resident companies or other taxable assets by us. We and other non-resident enterprises in our group may be subject to filing obligations or being taxed if we and other non-resident enterprises affiliated with us are transferors in such transactions, and may be subject to withholding obligations if we and other non-resident enterprises affiliated with us are transferees in such transactions, under Public Notice 7 and Announcement 37. For the transfer of shares in us by investors that are non-PRC resident enterprises, our PRC subsidiaries may be requested to assist in the filing under Public Notice 7 and Announcement 37. As a result, we may be required to expend valuable resources to comply with Public Notice 7 and Announcement 37 or to request the relevant transferors from whom we purchase taxable assets to comply with these circulars, or to establish that we and other non-resident enterprises affiliated with us should not be taxed under these circulars. The PRC tax authorities have the discretion under Public Notice 7 and Announcement 37 to make adjustments to the taxable capital gains based on the difference between the fair value of the taxable assets transferred and the cost of investment. If the PRC tax authorities make adjustments to the taxable income of the transactions under Public Notice 7 and Announcement 37, our income tax costs associated with such transactions will be increased in the event that we are a transferee of such transactions, which may have an adverse effect on our financial condition and results of operations. Heightened scrutiny over acquisition transactions by the PRC tax authorities may also have a negative impact on potential acquisitions we may pursue in the future.

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

Under the EIT Law, dividends generated from retained earnings after January 1, 2008 from a PRC company to a foreign parent company are subject to a withholding tax rate of 10.0% unless the foreign parent’s jurisdiction of incorporation has a tax treaty with China that provides for a preferential withholding arrangement. Pursuant to the Arrangement between Mainland China and the Hong Kong Special Administrative Region for the Avoidance of Double Taxation and Prevention of Fiscal Evasion with respect to Taxes on Income or the Hong Kong Tax Treaty, which became effective on August 21, 2006, a company incorporated in Hong Kong, such as Borqs Hong Kong, will be subject to withholding income tax at a rate of 5% on dividends it receives from our PRC subsidiary if it holds a 25.0% or more interest in that particular PRC subsidiary at all times within the 12-month period immediately preceding the distribution of dividends and be a “beneficial owner” of the dividends. In February 2018, the SAT issued the Announcement on Issues Relating to Beneficial Owners under Tax Treaties, or the SAT Announcement 9, which became effective from April 1, 2018 and supersedes the Notice on Interpretation and Determination of Beneficial Owners under Tax Treaties issued by the SAT on October 27, 2009 (or the Circular 601) and the Announcement Regarding Recognition of Beneficial Owners under Tax Treaties released by the SAT on June 29, 2012 (or the Announcement 30). Pursuant to Announcement 9, applicants who intend to prove their status of the “beneficial owner” shall submit the relevant documents to the relevant tax bureau according to the Announcement on Issuing the Measures for the Administration of Non-Resident Taxpayers’ Enjoyment of the Treatment under Tax Agreements and the SAT Announcement 9. “Beneficial Owners” are residents who have ownership and the right to dispose of the income or the rights and properties giving rise to the income. These rules also set forth certain adverse factors against the recognition of a “Beneficial Owner”, such as not carrying out substantive business activities. Whether a non-resident enterprise may obtain tax benefits under the relevant tax treaty will be subject to approval of the relevant PRC tax authority and will be determined by the PRC tax authority on a case-by-case basis. SAT Announcement 9 further provides that a comprehensive analysis should be made when determining the beneficial owner status based on various factors supported by documents including the articles of association, financial statements, records of cash movements, board meeting minutes, board resolutions, staffing and materials, relevant expenditures, functions and risk assumption as well as relevant contracts and other information. In August 2015, the SAT promulgated the Administrative Measures for Non-Resident Taxpayers to Enjoy Treatments under Tax Treaties, or SAT Circular 60, which became effective on November 1, 2015. SAT Circular 60 provides that non-resident enterprises are not required to obtain pre-approval from the relevant tax authority in order to enjoy the reduced withholding tax rate. Instead, non-resident enterprises may, if they determine by self-assessment that the prescribed criteria to enjoy the tax treaty benefits are met, directly apply for the reduced withholding tax rate, and file necessary forms and supporting documents when performing tax filings, which will be subject to post-filing examinations by the relevant tax authorities.

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

Restrictions on foreign currency may limit our ability to receive and use our revenue effectively.

The PRC government imposes controls on the conversion of the Renminbi into foreign currencies and, in certain cases, the remittance of foreign currency out of China. We receive part of our revenue in Renminbi. Under our current corporate structure, our British Virgin Islands holding company primarily relies on dividend payments from our PRC and Hong Kong subsidiaries to fund any cash and financing requirements we may have. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and trade and service-related foreign exchange transactions, can be made in foreign currencies without prior approval of SAFE, by complying with certain procedural requirements. Specifically, under the existing exchange restrictions, without prior approval of SAFE, accumulated after-tax profits generated from the operations of Borqs Beijing in China may be used to pay dividends to us. However, approval from or registration with appropriate government authorities is required where Renminbi is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. As a result, we need to obtain approval from SAFE to use cash generated from the operations of our PRC subsidiaries to pay off any debt in a currency other than Renminbi owed to entities outside China, or to make other capital expenditure payments outside China in a currency other than Renminbi. The PRC government may at our discretion restrict access to foreign currencies for current account transactions in the future. If the foreign exchange control system prevents us from obtaining sufficient foreign currencies to satisfy our foreign currency demands, we may not be able to pay dividends in foreign currencies to our shareholders.

Fluctuations in the value of the RMB may have a material adverse effect on your investment.

The value of China’s Renminbi (“RMB”) against the U.S. Dollar and other currencies is affected by, among other things, changes in China’s political and economic conditions and China’s foreign exchange policies. On July 21, 2005, the PRC government changed its policy of pegging the value of the Renminbi to the U.S. Dollar, and the RMB appreciated more than 20.0% against the U.S. Dollar over the following three years. However, the People’s Bank of China regularly intervenes in the foreign exchange market to limit fluctuations in Renminbi exchange rates and achieve policy goals. During the period between July 2008 and June 2010, the exchange rate between the RMB and the U.S. Dollar had been stable and traded within a narrow band. However, the Renminbi fluctuated significantly during that period against other freely traded currencies, in tandem with the U.S. Dollar. Since June 2010, the Renminbi has fluctuated against the U.S. Dollar, at times significantly and unpredictably, and in recent months the RMB has depreciated significantly against the U.S. Dollar. It is difficult to predict how market forces or PRC or U.S. government policy may impact the exchange rate between the RMB and the U.S. Dollar in the future.

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

We requested all of our current shareholders and/or beneficial owners to disclose whether they or their shareholders or beneficial owners fall within the ambit of Circular 37 and Circular 13 and to register with the local SAFE branch as required under Circular 37 and Circular 13 as applicable. As of the date of this Annual Report, we are aware that a few of our natural person shareholders who are not PRC citizens may otherwise be deemed as PRC residents pursuant to the definitions under the SAFE regulations, but we are not aware that any of them uses assets inside China or equity interest in PRC companies to invest in the Company. Before the issuance of Circular 37, we had attempted to submit applications to the Beijing branch of SAFE for such individual shareholders in accordance with Circular 75, but those applications were not accepted by the Beijing branch of SAFE because those individuals are not PRC citizens. After Circular 37 became effective, we understand these individuals are not required to conduct the registrations since they do not use assets within China or equity interests in PRC companies to invest in the Company. We cannot assure you, however, that the SAFE’s opinion will be the same as our opinion and all of these individuals can successfully complete required filings or updates on a timely manner, or at all in the event these individuals required to conduct the filings. Besides, we have also issued certain shares to PRC citizens and requested them to register with the local SAFE branch as required under Circular 37 and Circular 13. We cannot assure you, however, that the all of these individuals can successfully complete required filings or updates on a timely manner, or at all. Furthermore, as there is uncertainty concerning the reconciliation of the new regulations with other approval requirements, it is unclear how these regulations, and any further regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We can provide no assurance that we currently are, and we will in the future continue to be, fully informed of identities of all our shareholders or beneficial owners who are PRC residents, and we cannot provide any assurance that all of our shareholders and beneficial owners who are PRC residents will comply with our request to make, obtain or update any applicable registrations or comply with other requirements required by Circular 37 and Circular 13 or other related rules in a timely manner. Any failure or inability by any of our shareholders or beneficial owners who are PRC residents to comply with SAFE regulations may subject them to fines or other legal sanctions, such as potential liability for our PRC subsidiaries and, in some instances, for their legal representatives and other liable individuals, as well as restrictions on our ability to contribute additional capital into our PRC subsidiaries or our PRC subsidiaries’ ability to distribute dividends to, or obtain foreign-exchange-denominated loans from our offshore holding companies. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

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

We and our PRC resident employees who participate in our employee stock incentive plans are subject to these regulations. If we or our PRC option grantees fail to comply with these regulations, we or our PRC option grantees may be subject to fines and other legal or administrative sanctions. We plan to process the SAFE application for our ESOP within the year 2018.

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

On June 29, 2007, the Standing Committee of the National People’s Congress of China enacted the Labor Contract Law, which became effective on January 1, 2008 and was revised on December 28, 2012. The Labor Contract Law introduces specific provisions related to fixed-term employment contracts, part-time employment, probation, consultation with labor union and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining, which together represent enhanced enforcement of labor laws and regulations. According to the Labor Contract Law, an employer is obliged to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract must have an unlimited term, with certain exceptions. The employer must pay severance to an employee where a labor contract is terminated or expires, with certain exceptions. In addition, the government has continued to introduce various new labor-related regulations after the effectiveness of the Labor Contract Law. Among other things, it is required that that annual leave ranging from five to 15 days be made available to employees and that the employee be compensated for any untaken annual leave days in the amount of three times of the employee’s daily salary, subject to certain exceptions. As a result of these regulations designed to enhance labor protection and increasing labor costs in China, our labor costs have increased. In addition, as the interpretation and implementation of these new regulations are still evolving, we cannot assure you that our employment practice will at all times be deemed in compliance with the new regulations. If we are subject to severe penalties or incur significant liabilities in connection with labor disputes or investigations, our business and results of operations may be adversely affected.

Our failure to make adequate contributions to various employee benefit plans as required by PRC regulations may subject us to penalties.

Companies operating in China are required to participate in various government sponsored employee benefit plans, including certain social insurance, housing funds and other welfare-oriented payment obligations. Our failure to make contributions to various employee benefit plans and to comply with applicable PRC labor-related laws may subject us to late payment penalties. If we are subject to such penalties in relation to the underpaid employee benefits, our financial condition and results of operations may be adversely affected.

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

The financial statements included in this Annual Report are audited by an auditor who is not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of the benefits of such inspection.

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

If additional remedial measures are imposed on China-based accounting firms, including our independent registered public accounting firm, in administrative proceedings brought by the SEC alleging those firms’ failure to meet specific criteria with respect to requests for the production of documents, we could be unable to timely file our future financial statements in compliance with the requirements of U.S. securities law.

In December 2012, the SEC instituted proceedings against five China-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of China-based companies that are publicly traded in the U.S. The SEC has the authority to deny to any person, temporarily or permanently, the ability to practice before the SEC who is found by to have willfully violated any such laws or rules and regulations. On January 22, 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of the five firms from practicing before the SEC for a period of six months. Four of these China-based accounting firms appealed to the SEC against this decision and, on February 6, 2015, each of the four China-based accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC. These firms’ ability to continue to serve all their respective clients is not affected by the settlement. The settlement requires the firms to follow detailed procedures to seek to provide the SEC with access to the firms’ audit documents via the China Securities Regulatory Commission. If the firms do not follow these procedures, the SEC could impose penalties such as suspensions, or it could restart the administrative proceedings. The settlement did not require the firms to admit to any violation of law and preserves the firms’ legal defenses in the event the administrative proceeding is restarted

In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, companies listed in the U.S. with major Chinese operations may find it difficult or impossible to retain auditors in respect of their operations in China, which could result in financial statements being determined to not be in compliance with the requirements of the Securities Exchange Act of 1934 (“Exchange Act”), including possible delisting. Moreover, any negative news about any such future proceedings against these audit firms may cause investor uncertainty regarding China-based, U.S.-listed companies and the market price of our ordinary shares may be adversely affected.

If our independent registered public accounting firm was denied, even temporarily, the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act. Such a determination could ultimately lead to the delay or abandonment of this offering, delisting of our ordinary shares from The Nasdaq Stock Market or deregistration from the SEC, which would substantially reduce or effectively terminate the trading of our ordinary shares in the U.S.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.    Properties

The Company leases facilities for its Beijing headquarters totaling 3,600 square meters for approximately $94,500 per month, and the lease ends on May 31, 2020. The Company also leases facilities for its R&D center in Bangalore, India totaling 4,400 square meters for approximately $55,600 per month, the lease end on December 9, 2020.

Item 3.    Legal Proceedings

We are from time to time, a party to various litigation, administrative, judicial or other proceedings involving law enforcement and other regulatory agencies, and customer disputes incidental to the conduct of our business. At the present time, we believe that none of these matters are material.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for our Ordinary Shares

From October 15, 2015 to August 18, 2017, our units were traded on The Nasdaq Stock Market under the symbol “PAACU”, and from October 29, 2015 to August 18, 2017, our ordinary shares, rights and warrants were each traded on The Nasdaq Stock Market under the symbols “PAAC,” “PAACR” and “PAACW,” respectively.

On August 18, 2017, we completed the acquisition of Borqs International in an all-stock transaction (the “Merger”). From August 21, 2017, our ordinary shares and warrants have been traded on The Nasdaq Stock Market under the symbol “BRQS” and “BRQSW”, respectively. On February 27, 2018, The Nasdaq Stock Market filed a notification of removal from listing on Form 25 to delist our warrants.

The following table sets forth, for the periods indicated, the high and low intra-day sales prices of our ordinary shares and warrants reported on The Nasdaq Stock Market.

	Fiscal Year Ended December 31, 2017				Fiscal Year Ended December 31, 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Ordinary Shares
High	$6.018	$10.50	$10.50	$10.40	$13.00	$11.20	$10.43	$10.02
Low	$4.00	$5.10	$10.25	$10.25	$10.20	$10.06	$10.00	$9.86
Warrants
High	$0.2967	$0.597	N/A	N/A	N/A	N/A	N/A	N/A
Low	$0.0111	$0.25	N/A	N/A	N/A	N/A	N/A	N/A

Stockholders

As of March 27, 2018 there were 31,307,522 ordinary shares outstanding held by 270 holders of record, including Cede & Co. as nominee for each of the respective public shareholders, and 6,281,875 of our warrants outstanding held by two holders of record.

Dividends

We have never declared or paid any cash dividends on our shares, and we do not currently intend to pay any cash dividends for the foreseeable future. We expect to retain future earnings, if any, to fund the development and growth of our business. Any future determination to pay dividends on our ordinary shares will be at the discretion of our board of directors and will depend upon, among other factors, our financial condition, operating results, current and anticipated cash needs, plans for expansion and other factors that our board may deem relevant.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The Company did not repurchase any of its outstanding ordinary shares or warrants in 2017.

On January 10, 2018, the Company entered into a stock repurchase agreement (“Stock Repurchase Agreement”) with Zhengqi International Holding Limited (“Zhengqi”), pursuant to which we agreed to repurchase 966,136 of our ordinary shares that were originally issued and sold to Zhengqi on August 18, 2017, at an aggregate purchase price of approximately $10 million, or $10.40 per share. In addition, Zhengqi agreed to forfeit all of its rights to 1,278,776 shares that had been held in escrow and which will instead be treated as part of the merger consideration shares under the merger agreement pursuant to which the Company acquired Borqs International. The Stock Repurchase Agreement provides that those shares will be treated in the following manner: 51,151 shares (4% of the total) became additional shares placed in an indemnity escrow account; and 1,227,625 shares will be distributed to the former Borqs International shareholders based on their respective proportionate interests in the merger consideration. The funds used to repurchase the shares from Zhengqi were the same amount of funds Zhengqi provided to the Company when the shares were sold to Zhengqi on August 18, 2017 under the Backstop and Subscription Agreement between the Company, Zhengqi and EarlyBirdCapital, described below. The repurchase transaction is not yet completed, though funds have been transferred to Zhengqi in anticipation of satisfaction of closing conditions and the 966,136 repurchase shares currently remain outstanding.

Pursuant to the Stock Repurchase Agreement, the Company and Zhengqi also agreed to use their best efforts to amend the Company’s charter to provide that until August 18, 2018, if any Board member not appointed by Zhengqi is absent from a meeting, then an equal number of Board members appointed by Zhengqi shall also be absent or otherwise not participate in or influence voting of our Board in such meeting.

Recent Sales of Unregistered Securities and Use of Proceeds

Share Issuance to Zhengqi and EarlyBirdCapital

Pursuant to the terms of the Merger Agreement, as amended on May 10, 2017 and June 29, 2017, and in consideration of entering into the Backstop and Subscription Agreement described below, Zhengqi and its assignees were entitled to receive 2,352,285 ordinary shares if Company performance targets were not achieved; if those targets were achieved, those shares (to the extent earned) would be delivered to the former shareholders of Borqs International. These shares were issued on August 18, 2017 in the name of Zhengqi and deposited in escrow, with Zhengqi entitled to all voting rights and dividend rights (other than equity securities paid as dividends). Any portion of these shares that are earned by the former shareholders of Borqs International will be forfeited by Zhengqi and the Company will issue new equivalent shares to the former shareholders of Borqs International, with 4% of these shares deposited in escrow to support indemnification obligations under the Merger Agreement. In connection with our acquisition of Borqs International by way of merger, we amended our charter amended to require, for future acquisitions by the Company prior to September 30, 2018 having a value in excess of $60 million, the approval of at least two-thirds of the members of our then-serving board of directors, to grant Zhengqi information rights relating to such acquisitions, and, if requested by Zhengqi, to provide a fairness opinion in respect of such acquisitions.

On May 11, 2017, Pacific and Zhengqi entered into a Backstop and Subscription Agreement, pursuant to which Zhengqi agreed to purchase up to $24.0 million of our ordinary shares through (i) open market or privately negotiated transactions with third parties, (ii) a private placement at a price of $10.40 per share with consummation to occur concurrently with that of our acquisition of Borqs International by way of merger or (iii) a combination thereof, in order to ensure that there was at least $24.0 million in the trust account together with proceeds from any private placement to be conducted prior to the closing of our acquisition of Borqs International by way of merger. Zhengqi was entitled, at its sole election, to purchase additional ordinary shares in excess of such $24.0 million requirement, up to a total of $24.0 million purchased in total in connection with the Backstop and Subscription Agreement. On August 16, 2017, $750,000 of the obligations of Zhengqi to purchase Pacific ordinary shares in the private placement under the Backstop and Subscription Agreement were assigned to EarlyBirdCapital. In connection with our merger with Borqs International and as consideration for the Backstop and Subscription Agreement, Pacific sold 1,038,251 ordinary shares for an aggregate consideration of approximately $10.8 million. On January 10, 2018 we repurchased 966,136 of these ordinary shares, as described under “—Purchases of Equity Securities by the Issuer and Affiliated Purchasers.”

Share Issuance to Crave and Colmei Selling Shareholders

On January 18, 2018, we entered into an agreement with Crave and Colmei, along with the shareholders of Crave and Colmei (“Selling Shareholders”), pursuant to which the Selling Shareholders agreed to sell to the Company and the Company agreed to acquire 13.8% of the outstanding shares of Crave and 13.8% of the outstanding shares of Colmei from the Selling Shareholders which will not result in the Company’s significant influence in either Colmei or Crave. Under the agreement, on March 22, 2018, the Company issued 473,717 ordinary shares issued to the order of the Selling Shareholders and agreed to pay $10.0 million cash to the Selling Shareholders over a period of 36 months. If approved by the Company’s board of directors, the Company will also issue additional shares to the Selling Shareholders if the aggregate value of the Company shares initially issued to the Selling Shareholders under this agreement is less than $3.0 million on August 18, 2018.

Our major customer Reliance of India placed significant orders with the Company due to the fact that the Company serves as a contract manufacturer of the products for Reliance, using Crave to source necessary components. Due to Crave’s large manufacturing volume, it is able to negotiate favorable component pricing. Colmei and Crave are controlled by common owners, and we own approximately 13.8% of each. In addition, Colmei has the ability to obtain favorable financing for the Company to procure large projects. Our investments in Colmei and Crave provide us with access to acceptable financing terms, competitive component pricing and prioritized production capacity.

Share Purchase by Employees of our Subsidiary in India

In effort to gain compliance with Nasdaq’s listing requirement that the Company have at least 300 round lot shareholders by April 10, 2018, we implemented a restricted ordinary shares purchase program with eligible employees of our wholly-owned subsidiary in India, Borqs Software Solutions Private Ltd. Eligible employees were allowed to voluntarily participate in the program, pursuant to which 222 individuals purchased an aggregate of 29,170 ordinary shares, consisting of between 100 and 250 restricted ordinary shares per individual. The purchase price for the shares was set at $9.40 per share, which was the closing price of the Company’s ordinary shares on Nasdaq on March 19, 2018, the day immediately prior to the transaction date. Program participants paid for their purchases by having the purchase amounts deducted from their regular compensation on March 23, 2018.

Performance Graph

The following performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those acts.

The graph compares the cumulative total return of our ordinary shares from August 18, 2017 through December 29, 2017, the last trading day in 2017, with the performance of the Nasdaq Composite Index and the Nasdaq Computer Index over those periods. The graph assumes that (i) $100 was invested in our ordinary shares at the closing price on August 18, 2017, (ii) $100 was invested in each of the Nasdaq Composite Index and the Nasdaq Computer Index at the closing price of the respective indices on that date. To date, no cash dividends have been declared or paid on our ordinary shares. The stock price performance of the following graph is not necessarily indicative of future stock price performance.

	8/18/2017	12/29/2017
Borqs Technologies, Inc.	$100	$73.15
Nasdaq Composite Index	$100	$111.05
Nasdaq Computer Index	$100	$112.71

Item 6.    Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and our consolidated financial statements and notes thereto included elsewhere in this Annual Report. The selected consolidated statements of operations data for each of the years in the three-year period ended December 31, 2017, and the consolidated balance sheet data as of December 31, 2017 and 2016, are derived from our audited consolidated financial statements that have been included in this Annual Report. The selected consolidated balance sheet data as of December 31, 2015 are derived from our audited consolidated financial statements that have not been included in this Annual Report on Form 10-K.

	Fiscal Years Ended December 31,
Consolidated Statements of Income and Comprehensive Income Data:	2015	2016	2017
	($ in thousands)
Net revenues	75,072	120,586	154,307
Gross profit	17,067	25,150	27,166
Operating expenses*	(19,448)	(21,670)	(35,348)
Other operating income	3,094	1,760	272
Operating income (loss)	713	5,240	(7,910)
Profit (loss) before income taxes	1,646	5,255	(10,040)
Income tax expense	(851)	(2,659)	(2,319)
Net income (loss) before deduction of noncontrolling interests	795	2,596	(12,359)

(* Operating expenses in 2017 included $14.5 million in non-cash merger related expenses.)

	Fiscal Years Ended December 31,
Consolidated Balance Sheets Data:	2016	2017
	($ in thousands)
Cash and cash equivalents	3,610	13,060
Accounts receivable	28,257	65,720
Inventories	12,682	17,031
Property, plant and equipment, net	1,488	1,362
Total assets	78,030	148,732
Total liabilities	64,519	101,727
Total shareholders’ deficit equity	(55,351)	47,005

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Annual Report to “we,” “us” or the “Company” refer to Borqs Technologies, Inc. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of this Annual Report. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Borqs Technologies, Inc. (“we”, “the Company” or “Borqs”) are a company focused on software, development services and products providing customizable, differentiated and scalable Android-based smart connected devices and cloud service solutions. We are a leading provider of commercial grade Android platform software for mobile chipset manufacturers, mobile device OEMs and mobile operators, as well as complete product solutions of mobile connected devices for enterprise and consumer applications. In recent years, we have been awarded significant business contracts from Intel and Qualcomm, leading global chipset manufacturers.

Pursuant to the Company’s acquisition of Borqs International Holding Corp (“Borqs International”) by way of merger, which completed on August 18, 2017, Borqs International became a wholly-owned subsidiary of the Company, with the Company adopting the business of Borqs International and its consolidated subsidiaries going forward and reporting the historical consolidated financial statements of Borqs International on future SEC filings as those of the Company, which was renamed Borqs Technologies, Inc.

Our Connected Solutions business unit works closely with chipset partners to develop new connected devices. Borqs developed the reference Android software platform and hardware platform for Intel and Qualcomm phones and tablets. We provide Connected Solutions customers with customized, integrated, commercial grade Android platform software and service solutions to address vertical market segment needs through the targeted BorqsWare software platform solutions. The BorqsWare software platform consists of BorqsWare Client Software and BorqsWare Server Software. The BorqsWare Client Software platform has been used in Android phones, tablets, watches and various Internet-of-things (“IoT”) devices. The BorqsWare Server Software platform consists of back-end server software that allows customers to develop their own mobile end-to-end services for their devices.

Our MVNO business unit provides a full range 2G/3G/4G voice and data services for general consumer usage and IoT devices, as well as traditional telecom services such as voice conferencing, and acts as a sales and promotion channel for the products developed by the Connected Solutions BU.

The Connected Solutions business unit represented 73.4%, 70.9% and 79.2% of our net revenues in the year ended December 31, 2015, 2016 and 2017, respectively. In the year ended December 31, 2015, 2016 and 2017, Borqs generated 85%, 93% and 86% of its net revenues from customers headquartered outside of China and 15%, 7% and 14% of its net revenues from customers headquartered within China. As of December 31, 2017, Borqs had collaborated with six mobile chipset manufacturers and 29 mobile device OEMs to commercially launch Android based connected devices in 11 countries, and sales of connected devices with the BorqsWare software platform solutions are embedded in more than 12.3 million units worldwide.

We have dedicated significant resources to research and development, and has research and development centers in Beijing, China and Bangalore, India. As of December 31, 2017, 352 of our 612 employees were technical professionals dedicated to platform research and development and product specific customization.

On January 8, 2018, we entered into a letter of intent to acquire a 60% equity interest in Shanghai KADI Machinery Technology Co., Ltd (“KADI”), a Chinese company that develops software and hardware solutions for electric vehicle control modules, such as charging, battery management and vehicle controls. We are currently negotiating a definitive agreement to acquire such equity interest for an aggregate of $11.7 million in cash to be paid to KADI and ordinary shares with an agreed-upon value of $3.3 million to be issued to selling shareholders of KADI. KADI is not a customer or a supplier of Borqs. In accordance with the letter of intent, we have made three of four scheduled cash advances to KADI due of $150,000, with the fourth payment due in April 2018. These advances will be deducted from our initial cash payments to KADI under the definitive agreement to be negotiated. If this transaction is not consummated within nine months after signing of the letter of intent, the advance payments will be converted into shares representing five percent of the outstanding capital stokc of KADI. There are no termination fees or penalties under the letter of intent.

We have achieved significant growth since inception in 2007. Net revenues increased from $75.1 million in 2015 to $120.6 million in 2016 and $154.3 million to 2017. We recorded net income of $0.8 million and $2.6 million in the years 2015 and 2016, respectively. For the year ended December 31, 2017, we had a net loss of $12.4 million, which included non-cash merger related costs of $14.5 million.

Key Factors Affecting Results of Operations

The Connected Solutions business unit represented 73.4%, 70.9% and 79.2% of our net revenues for the year ended December 31, 2015, 2016 and 2017, respectively. For the year ended December 31, 2015, 2016 and 2017, we generated 85%, 93% and 86% of our net revenues from customers headquartered outside of China and 15%, 7% and 14% of our net revenues from customers headquartered within China. As of December 31, 2017, we had collaborated with six mobile chipset manufacturers and 29 mobile device OEMs to commercially launch Android based connected devices in 11 countries, and sales of connected devices with the BorqsWare software platform solutions are embedded in more than 12 million units worldwide.

Revenue mix impacts our overall gross profit and gross margin. In particular:

Connected Solutions BU. Revenue from product sales is the largest component of Connected Solutions BU revenue. Product sales gross margin is primarily affected by competition cost of components and intellectual property royalties. Gross margin for engineering design fees and software royalties tends to be higher because the associated cost of revenues is less and pricing is less subject to competitive pressure. In addition, because product sales and software royalties are generally calculated on a per-unit basis, our revenue will vary depending upon the volume of product sales. Engineering design fees are generally not related to volume of product sales.

Connected Solutions BU net revenues and gross profits are affected by general factors in the highly competitive mobile industry, such as shifts in consumer preferences and customer demands, technological innovations, competing mobile operating systems, and pricing trends. Results are also affected by developments in the Android platform and software market specifically, such as Google’s continued support of the Android platform, continued availability of a free and open source software license for that platform, continued deployment of the Android platform, and continued outsourcing of software development to third party providers. Unfavorable changes in any of these factors could affect market demand for our solutions and materially adversely affect our revenues and results of operations.

Revenues and gross profit in the Connected Solutions BU are also affected by Company-specific factors, including:

●	We rely on a limited number of customers for a significant portion of our net revenues, particularly our relationship with a customer that is a prominent mobile chipset manufacturer. We also rely on this mobile chipset manufacturer from a strategic viewpoint, since products that we develop for this customer may also be scaled to other mobile device OEM customers. We devote a significant portion of our research and development resources to this effort. Our results of operations would be significantly harmed if our collaboration with this customer was to decline or its Android-related product development efforts were not successful.

●	Our ability to grow our net revenues depends on our ability to expand our customer base, both in terms of number of customers and geographic concentration, and increase the number of projects we undertake for existing and new customers. Our ability to do so depends on the success of our products and services and those of our customers, and on our marketing and sales performance.

●	Our ability to maintain our position as one of the largest independent Android platform software company will require us to continue to strengthen our technology expertise and capabilities by focusing our research and development to maintain technology leadership and offer advanced Android platform software and service solutions on our customers’ demanding timelines. In addition, our ability to grow our revenues will largely depend on how quickly we and our customers can roll out new products and services.

●	Competing successfully in the Android platform and software market requires us to maintain a competitive pricing structure, including labor costs and operating expenses. Competition for software engineers is intense, particularly in mainland China and in India.

MVNO BU. Gross margin of the MVNO BU is affected by the wholesale rates t obtained from the incumbent operator, as well as the competition in the market. Over time, we expect wholesale rates generally decline due to competition and newer technologies (e.g. 4G, 4.5G, and 4.75G).

MVNO BU revenues and gross profit are affected by general factors in the mobile telecom industry in China, such as the voice/data pricing trends offered by other MVNOs and incumbent operators. We enter into profit sharing arrangements with franchisees, under which franchisees receive a percentage of profits on sales of bundled services as they are used by the consumers. Profit sharing amounts are recognized as selling expenses, and limited discounts provided by franchisees to consumers are recognized as reductions of revenue in accordance with ASC 605-50. Competitive factors in voice/data pricing could affect the demand for our MVNO services and affect our mobile subscriber growth, which could materially and adversely affect our revenues and result of operations. MVNO BU revenues and gross profit are also directly affected by Company-specific factors, including:

●	The bulk wholesale rates for voice and data service. We rely on China Unicom, the incumbent operator, to provide us with attractive and competitive bulk wholesale rates of voice-per-minute and MB-of-data to compete with our competitors.

●	The Chinese government policy on MVNO services. We rely on China’s government to continue to grant us a license to operate the MVNO services.

The aggregate amount of cash and cash equivalent and restricted cash are not materially affected by currency fluctuations because the majority of our revenues are denominated in U.S. Dollars based on contracts made in Hong Kong and the Cayman Islands. Financings from sales of equity and working capital loans are denominated in U.S. Dollars and executed in Hong Kong and the Cayman Islands, and repayments have been made in U.S. Dollars outside of China, thus not requiring approval from the PRC State Administration of Foreign Exchange. The MVNO business, and small amounts of Connected Solutions BU activities within China, generate revenue in Renminbi. Personnel and personnel-related expenses are primarily paid in Renminbi, and costs of components used in Connected Solutions BU hardware revenues are primarily paid in U.S. Dollars. As of December 31, 2017, we held $12 million outside of China and our entities held RMB3.6 million and $0.5 million in China, totaling $13 million on a consolidated basis.

Results of Operations

The following table sets forth a summary of the Company’s consolidated results of operations for the periods indicated. This information should be read in conjunction with our consolidated financial statements and related notes included elsewhere or incorporated by reference in this Annual Report. The operating results in any period are not necessarily indicative of results that may be expected for any future period.

Comparisons of Fiscal Years Ended December 31, 2015, 2016 and 2017

	Fiscal Years Ended December 31,
Consolidated Statement of Operations Data:	2015	2016	2017
	($ in thousands)
Net revenues	75,072	120,586	154,307
Cost of revenues	(58,005)	(95,436)	(127,141)
Gross profit	17,067	25,150	27,166

Operating expenses	(19,448)	(21,670)	(35,348)
Other operating income	3,094	1,760	272
Operating income (loss)	713	5,240	(7,910)

Other income (expense)	933	15	(2,130)
Profit (loss) before income taxes	1,646	5,255	(10,040)

Income tax expense	(851)	(2,659)	(2,319)
Net income (loss)	795	2,596	(12,359)

Less: net (loss) income attributable to noncontrolling interests	(1,316)	(632)	210
Net income (loss) attributable to Borqs Technologies, Inc.	2,111	3,228	(12,569)

We experienced a net profit of $0.8 million in 2015 and a net profit of $2.6 million in 2016. For 2017, we had a net loss of $12.4 million before deduction for noncontrolling interests, which included non-cash merger related costs of $14.5 million.

Net Revenues

Our net revenues represent our gross revenues, less business taxes and other deductions. Connected Solutions BU net revenues consist of engineering design fees, software royalties and product sales. MVNO BU net revenues consist primarily of monthly recurring revenue.

For 2015, Connected Solutions BU net revenues was $55.1 million and MVNO BU net revenues was $19.9 million.

For 2016, Connected Solutions BU net revenues was $85.4 million and MVNO BU net revenues was $35.1 million, compared to $55.1 million and $20.0 million in 2015, respectively. Connected Solutions BU net revenues increased 55.0% from 2015 to 2016. MVNO BU net revenue increased 76.1% from 2015 to 2016.

For 2017, Connected Solutions BU net revenues was $122.2 million, an increase of 43.0% over 2016, and MVNO BU net revenues was $32.1 million, a decrease of 8.7% from 2016.

The following table presents the percentage of total net revenues from Connected Solutions BU and the MVNO BU, respectively, for the years indicated.

	For the year ended December 31,
	2015		2016		2017
	$	%	$	%	$	%
	($ in thousands)
Connected Solutions BU	55,115	73.4%	85,448	70.9%	122,233	79.2%
MVNO BU	19,957	26.6%	35,138	29.1%	32,074	20.8%
Net revenues	75,072	100.0%	120,586	100.0%	154,307	100.0%

Net Revenues — Connected Solutions BU

Connected Solutions BU net revenues consist of engineering design fees, software royalties and product sales. MVNO BU net revenues consist primarily of monthly recurring revenue.

BorqsWare software platform solutions are based on the Company’s core proprietary software and include base chipset software supporting various radio network chipsets and application processors, commercial grade software to differentiate the Android platform for our customers and mobile operator required services. BorqsWare software platform solutions are embedded directly into connected devices. We generate revenues from our BorqsWare software platform solutions by charging our customers a product fee for project-based design contracts and/or a service fee for research and development services on a time and material basis, depending upon the nature of the contracts we entered into with our customers. In addition, we charge usage-based royalties in a majority of our project-based software contracts, which royalties are determined based on the customer’s volume of sales of products in which a mobile chipset or connected device with BorqsWare software platform solutions embedded.

As discussed more fully under “— Critical Accounting Policies and Estimates — Revenue Recognition — Project-Based Software Contracts,” the Company’s project-based software contracts include post-contract support, or PCS, where the customer has the right to receive unspecified upgrades/enhancements on a when-and-if available basis. Since we are unable to establish vendor-specific objective evidence of fair value of post contract services, or PCS, revenues from project-based software contracts are recognized on a straight-line basis over the longest expected delivery period of undelivered elements of the arrangement, which is typically the PCS period. Project-based software contracts that include PCS, which have a typical PCS period of 12 months, range from six to 36 months. As a result of this revenue recognition method, some portion of the net revenues we report in each period is recognition of deferred revenues from contracts entered into in prior periods and for which the research and development and engineering work has already been completed. In addition, a majority of the project-based software contracts provide for usage-based royalties. We recognize royalties upon the receipt of quarterly usage reports provided by customers.

The following table sets forth our net revenues, as well as the components of such revenues, for the periods indicated, both in absolute amount and as a percentage of total net revenues:

	For the year ended December 31,
	2015		2016		2017
	$	%	$	%	$	%
	($ in thousands)
Software	22,468	40.8%	14,912	17.5%	11,212	9.2%
Hardware	32,647	59.2%	70,536	82.5%	111,021	90.8%
Connected Solutions BU net revenues	55,115	100.0%	85,448	100.0%	122,233	100%

Software

Software net revenues were $22.5 million, $14.9 million and $11.2 million in 2015, 2016 and 2017, respectively, representing 40.8%, 17.5% and 9.2% of Connected Solutions BU net revenues. The $7.6 million decrease in 2016 over 2015 mainly reflected decreases in software engineering activities completed for customers in 2015 as well as the recognition of PCS delivered during 2016 for projects completed in 2015. We account for software engineering contracts applying the completed contract method, recognizing the entire software project fixed fees ratably over the PCS service periods. PCS service periods are generally 12 months, with ranges from six months to three years, and commences upon completion of customer acceptance of the completed software projects. The $3.7 million decline in software net revenues in 2017 from 2016 was mainly attributable to an overall decrease in software engineering project sales.

Hardware

Hardware net revenues were $32.6 million, $70.5 million and $111.0 million in 2015, 2016 and 2017, respectively, representing 59.2%, 82.5% and 90.8% of Connected Solutions BU net revenues. The $37.9 million increase in 2016 and the $40.5 million increase in 2017 reflected the increased volume of sales of products in those periods, particularly in tablets, ruggedized handsets, and high speed data smartphones and home entertainment remote controls.

All hardware sales were contracted and made to order, and our sales were final without taking returns. Small percentages of replacement units and parts were provided to customers and those costs were included in cost of revenues. We provide engineering design work as specified by our customers, and production begins after the customer accepts the design. We are responsible for procurement of all components, materials and tooling, and for selection of third-party factories for product assembly. Revenue is recognized when products are shipped to the customer. We are not engaged in the marketing and distribution of the hardware products.

Customer Concentration

We were initially focused on research and development efforts for providing BorqsWare software platform solutions to mobile device OEMs. We have since leveraged our deep technology expertise to provide BorqsWare software platform solutions to mobile chipset manufacturers and mobile operators. The following table sets forth net revenues by type of customer, both in absolute amount and as a percentage of net revenues for the periods presented:

	For the year ended December 31,
	2015		2016		2017
	$	%	$	%	$	%
	($ in thousands)
Mobile device OEMs	38,622	70.1%	70,536	82.5%	111,021	90.8%
Mobile Chipset Vendors	14,491	26.3%	14,912	17.5%	11,212	9.2%
Mobile Operators	2,002	3.6%	-	0.0%	-	0.0%
Connected Solutions BU Net Revenues	55,115	100.0%	85,448	100.0%	122,233	100%

We expect our net revenues from mobile device OEMs to continue to grow as we develop more connected devices, especially IoT products.

Geographic Concentration

The following table sets forth our net revenues from customers based on location of the customer’s headquarters, both in absolute amount and as a percentage of net revenues. These figures do not take into account the geographic location of end-users of customer products:

	For the year ended December 31,
	2015		2016		2017
	$	%	$	%	$	%
	($ in thousands)
China	8,485	15.4%	6,076	7.1%	17,687	14.5%
India	7,949	14.4%	25,126	29.4%	70,421	57.6%
United States	14,978	27.2%	34,526	40.4%	23,312	19.1%
Rest of the world	23,703	43.0%	19,720	23.1%	10,813	8.8%
Net revenues	55,115	100.0%	85,448	100.0%	122,233	100.0%

The Company net revenues from customers with headquarters in the United States are attributed to its ongoing collaboration with a prominent mobile chipset vendor and other mobile device OEMs. From 2015 to 2017, revenues from customers with headquarters in China declined slightly, and we engaged a significant new customer in India during the second half of 2016 and this customer continued to place orders with us in 2017.

Net Revenues — MVNO BU

The MVNO BU provides a full range of 2G/3G/4G mobile communication services to consumers, as well as some traditional commercial telephony services. In 2014, the MVNO BU entered into a business agreement with China Unicom, the incumbent mainland China mobile network operator to obtain bulk access to network services at wholesale rates in 2014. The MVNO BU has its own brand in mainland China, “YuanTel.” MVNO BU net revenues, consisting of “MVNO” and “Other” revenues are entirely from mainland China. “Other” revenues are primarily related to traditional commercial telephony services, such as conference call services.

	For the year ended December 31,
	2015		2016		2017
	$	%	$	%	$	%
	($ in thousands)
MVNO	16,007	80.2%	29,309	83.4%	30,118	93.9%
Other	3,950	19.8%	5,829	16.6%	1,956	6.1%
MVNO BU net revenues	19,957	100.0%	35,138	100.0%	32,074	100%

We started the MVNO services in late 2014 and experienced significant growth in our MVNO BU net revenues from 2015 to 2016, reflecting increasing sales of bundled services, the minor decrease of net revenue in 2017 as we expect sales of MVNO services to growth at a slower rate in future periods while traditional commercial services revenues will remain stable.

Cost of Revenues

Cost of Connected Solutions BU revenues primarily consists of personnel and personnel-related costs associated with engineering projects paid for by customers, and costs of hardware components used to manufacture products. Cost of MVNO BU revenues primarily consists of wholesale traffic fees, paid to the incumbent operator, based on traffic consumed by subscribers to the MVNO network. The incumbent operator also charges us a minimum wholesale tariff based on the number of mobile phone numbers issued to the Company.

The following table sets forth cost of revenues, both in absolute amount and as a percentage of total cost of revenues, for Connected Solutions BU revenue and MVNO BU revenue:

	For the year ended December 31,
	2015		2016		2017
	$	%	$	%	$	%
	($ in thousands)
Connected Solutions BU	38,800	66.9%	64,943	68.0%	103,494	81.4%
MVNO BU	19,205	33.1%	30,493	32.0%	23,647	18.6%
Total cost of revenues	58,005	100.0%	95,436	100.0%	127,141	100.0%

Connected Solutions BU cost of revenues increased from $38.8 million in 2015 to $64.9 million in 2016 and $103.5 million in 2017. These increases were attributable to the similar trend of increases in our volume of hardware connected products sales during these years.

Cost of MVNO BU revenues increased from $19.2 million in 2015 to $30.5 million in 2016 and decrease to $23.6 million in 2017, generally in line with the expansion of the MVNO BU over that period from the initiation of the MVNO BU in the second half of 2014. As MVNO BU revenue increases, the cost of revenue of the MVNO BU generally increases as well. MVNO BU revenue decreased to $23.6 million in 2017 due to increased security requirements at the point of sales of signing up new mobile customers as stipulated by the Ministry of Industry and Information Technology (“MIIT”) of China.

Gross Profit and Gross Margin

Gross profit represents net revenues less cost of revenues. Gross margin represents gross profit as a percentage of revenues.

Our gross profits were $17.1 million in 2015, $25.2 million in 2016 and $27.2 million in 2017, with the breakdown between the Connected Solutions BU and MVNO BU as follows:

	For the year ended December 31,
	2015		2016		2017
	$	%	$	%	$	%
	(Gross Profit in thousands, Gross Margin in %)
Connected Solutions BU	16,315	29.6%	20,505	24.0%	18,739	15.3%
MVNO BU	752	3.8%	4,645	13.2%	8,427	26.3%
Total	17,067	22.7%	25,150	20.9%	27,166	17.6%

Connected Solutions BU gross margin was 29.6%, 24.0% and 15.3% for 2015, 2016 and 2017, respectively, while MVNO BU gross margin was 3.8%, 13.2% and 26.3% for 2015, 2016 and 2017, respectively. MVNO BU gross margin was on an upward trend through 2017 as the MVNO business gradually gained economic scale after its launch in late 2014.

Connected Solutions BU gross profits include gross profits from software projects and gross profits from hardware projects. As shown in the following table, software gross profits remained relatively stable from 2015 through 2017, while hardware gross profits increased as customers increasingly demanded a comprehensive solution including software design through final commercial product.

	For the year ended December 31,
	2015		2016		2017
	$	%	$	%	$	%
	(Gross Profit in thousands, Gross Margin in %)
Software	9,769	43.5%	7,421	49.8%	3,965	35.4%
Hardware	6,546	20.1%	13,084	18.5%	14,774	13.3%
Total	16,315	29.7%	20,505	24.0%	18,739	15.3%

Software projects are further categorized as design, royalty and service projects, reflecting the nature of the work:

●	Design projects consist primarily of non-recurring engineering fees for which we provide customized work according to our clients’ required functionalities and needs;

●	Royalty projects consist of per unit royalties based on customer usage of our previously completed software products; and

●	Service projects where our engineers perform engineering services following the instructions of the customers, charging them hourly fees on full time equivalent basis.

Operating Expenses

Our operating expenses principally consist of research and development expenses, selling and marketing expenses, and general and administrative expenses. The following table sets forth operating expenses for the periods indicated, both in absolute amount and as a percentage of net revenues:

	For the year ended December 31,
	2015		2016		2017
	$	As % of Revenue	$	As % of Revenue	$	As % of Revenue
	($ in thousands)
Research and development expenses	(7,206)	9.6%	(5,742)	4.8%	(6,443)	4.2%
Sales and marketing expenses	(7,359)	9.8%	(5,874)	4.9%	(7,952)	5.2%
General and administrative expenses	(4,883)	6.5%	(10,042)	8.3%	(20,753)	13.4%
Changes in fair value of warrant	-	0.0%	(12)	0.0%	(200)	0.1%
Total	(19,448)	25.9%	(21,670)	18.0%	(35,348)	22.9%

Research and Development Expenses

Research and development expenses include payroll, employee benefits and other headcount-related expenses associated with the development of the BorqsWare software platform, as well as outsourcing and third party service expenses. Research and development expenses also include rent, depreciation and other expenses for platform development and other projects that are not customer-specific.

Selling and Marketing Expenses

Selling and marketing expenses include payroll, employee benefits and other expenses relating to our sales and marketing personnel, travel, rent and other expenses relating to our marketing activities, including entertainment and advertising. For the MVNO BU, we pay our franchisees commission to sell products, which are recognized as selling and marketing expenses.

Selling and marketing expenses decreased from 2015 to 2016 mainly because of the franchisees commission of the MVNO BU. In 2016 and 2017, selling and marketing expenses increased from 4.9% to 5.2% of net revenues due to higher revenue from hardware customers. We expect our selling and marketing expenses to increase in absolute terms as we expand our sales and marketing efforts.

General and Administrative Expenses

Our general and administrative expenses include payroll, employee benefits, professional fees, rent, travel and other administrative costs.

General and administrative expenses increased from 2015 to 2016 due to expenses to support the huge growth in MVNO BU. In 2016 and 2017, general and administrative expenses slightly decreased due to expenses associated with decreased headcount to support the MVNO BU, and professional fees. From 2016 to 2017, these expenses increased from 8.3% to 13.4% of net revenues. We expect our general and administrative expenses to increase in absolute terms now that we are a public company and as we continue to grow, but to decrease over time as a percentage of net revenues as net revenues increase.

Other Operating Income

We received subsidies from local government authorities as financial support for certain technology development projects. These subsidies are classified as “Other operating income”. We recognized $3.1 million, $1.8 million, and $0.3 million of other operating income in 2015, 2016 and 2017, respectively.

Subsidies are recorded as a liability when received and recognized as other operating income when the related projects are completed and the subsidies are not subject to future return. Under the requirements of the government subsidies, we are obligated to make progress on the related technology development projects, based on the timetable established by the government authorities, and to appropriately allocate the government subsidies for various purposes. We expect to continue to recognize additional government subsidies in 2018 due to its involvement in on-going government subsidized technology projects.

Income Tax Expense

Our effective tax rate was 52%, 51% and 32% for 2015, 2016 and 2017, respectively. The fluctuation from 2016 to 2017 was primarily due to the fact that the loss experienced by certain of our subsidiaries in 2015 and 2016 could not be used to offset gains in other subsidiaries within the same jurisdiction.

Transaction-related Expenses

Advisory, financing, integration and other transaction costs directly related to our acquisition of Borqs International by way of merger totaled $15.3 million, including $8.8 million in share-based compensation expense related to ordinary shares issued to the financial advisors. Share-based compensation charges related to the Borqs International stock option plan were also reported in the three months ended September 30, 2017 because that plan did not allow for exercising of options until Borqs International became a public traded entity. When our acquisition of Borqs International by way of merger was completed, all vested options under the Borqs International stock option plan were valued and expensed at the closing price per share of our ordinary shares on The Nasdaq Stock Market on the day of the merger.

Liquidity and Capital Resources

Cash used in operating activities for the year ended December 31, 2017 was $15.0 million and primarily consisted of net loss of $12.4 million but adding back non-cash items including non-recurring share-based compensation due to historical option charges and merger related share-based expenses of $14.7 million and amortization of intangible assets of $3.9 million, together with depreciation of property and equipment of $0.7 million. Cash used in operating assets and liabilities included cash used by increase in restricted cash of $2.3 million, increase in accounts receivable of $37.5 million, increase in prepaid expenses of $12.1 million, decrease in deferred revenue of $5.1 million, and increase in inventory of $4.3 million. Cash was provided by the increase in accounts payable of $27.0 million, increase of $5.2 million in accrued expenses, increase in advance from customers of $3.6 million, and increase in deferred income tax benefit of $0.9 million.

Cash used in investing activities for the year ended December 31, 2017 was $8.1 million, which included $7.2 million used in software engineering costs that were capitalized.

Cash provided by financing activities for the year ended December 31, 2017 was $31.9 million, which included short-term borrowings of $10.5 million, less repayment of short-term borrowings of $4.8 million, increase in long-term borrowings of $2.0 million, less repayment of long-term borrowings of $2.6 million, plus the issuance of Series E convertible redeemable preferred shares and Series E-1 convertible preferred shares of $9.0 million and cash received from the merger with Pacific Special Acquisition Corp. of $18.0 million.

We believe that our current cash level and anticipated cash flows from operations may not be sufficient to meet anticipated cash needs for at least the next 12 months. We plan to raise funds in the coming months by way of a public offering of shares for which we have filed a registration statement on Form S-1 on February 14, 2018. In recent periods, our accounts receivable balances have generally fallen in the range of 60 to 90 days.

Cash transfers from our subsidiaries inside China to our subsidiaries outside of China are subject to PRC government control of foreign exchange. Restrictions on the availability of foreign currency may affect the ability of our subsidiaries inside China to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their obligations. See “Item 1A. Risk Factors — Risks Related to Doing Business in China — Our subsidiaries in China are subject to restrictions on making dividends and other payments to it or any other affiliated company” and “Item 1A. Risk Factors — Risks Related to Doing Business in China —Restrictions on foreign currency may limit our ability to receive and use our revenue effectively.”

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

Project-based Contracts

The Company accounts for revenue from project-based software contracts as “Software” revenue. The Company’s project-based contracts are generally considered multiple element arrangements since they include perpetual software licenses, development services, such as customization, modification, implementation and integration, and post-contract support where customers have the right to receive unspecified upgrades and enhancements on a when-and-if-available basis. Pursuant to ACS 985-605, Revenue Recognition: Software (“ASC 985-605”), given the project-based software contracts require significant customization that are generally completed within one year from the contract dates, the Company accounts for the contracts in conformity with the relevant guidance in ASC 605-35, Revenue Recognition: Contract Accounting, applying the complete contract method.

The Company is unable to establish vendor specific objective evidence of the fair value of post-contract support, and support is the only undelivered element upon completion of software projects, so revenue is recognized ratably over the longest expected delivery period of undelivered elements of the arrangement, which is typically the support term, which ranges from six to 36 months but is generally 12 months, beginning at the completion of final acceptance test. Costs incurred to complete the software projects are deferred to match revenue recognition.

When the Company is entitled to receive on-going usage-based royalties determined based on sales of chips or mobile devices, the royalties are recognized according to the customers’ usage reports, generally on a quarterly basis.

Service Contracts

The Company provides research and development services to certain customer to develop software where fees are charged on a time and material basis and the Company is not responsible for the outcome of such development projects. The revenue is recognized as the “Software” revenue as the services are delivered.

Connected Devices Sales Contracts

The Company accounts for revenue from sales of connected devices as “Hardware” revenue. Revenue is recognized when sale of each final hardware product to the customers are delivered.

Warranty is provided to all connected device customers as an integral part of the product sales. The Company has determined that the likelihood of claims arising from warranties is remote, based on historical experience. The basis for the warranty accrual is reviewed periodically based on actual experience.

MVNO Subscriber Usage Payment

The Company’s MVNO subscribers pay a fee based on the actual minutes of voice call made, megabytes of data consumed, number of SMS/MMS sent and supplementary services (e.g. caller-ID display) subscribed. These are considered as “MVNO” revenue. The Company is the principal in providing the bundled voice and data services to Chinese consumers, thus revenue is recognized on a gross basis. Revenue is recognized when the services are actually used.

Traditional Telecom Services

The Company provides traditional telecom services such as voice conferencing services and 400 toll free services. These are considered as “Others” revenue and are recognized based on the actual consumption by customers.

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

U.S. GAAP requires that an entity recognize the impact of an uncertain income tax position on the income tax return at the largest amount that is more likely than not to be sustained upon audit by the relevant tax authority. If the Company ultimately determines that payment of these liabilities will be unnecessary, it will reverse the liability and recognize a tax benefit during that period. Conversely, the Company records additional tax charges in a period in which it determines that a recorded tax liability is less than the expected ultimate assessment. The Company did not recognize any significant unrecognized tax benefits during the periods presented in this Annual Report.

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

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies - Recent accounting pronouncements, of the notes to our consolidated financial statements included in this Annual Report for information regarding the effect of newly adopted accounting pronouncements on our financial statements.

Off-Balance Sheet Arrangements

With the exception of items discussed under “Contractual Obligations and Commitments” above we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity or capital resources that are material to investors.

Related Party Transactions

(a) Related parties

Names of related parties	Relationship
Intel Capital Corporation (“Intel”) and its affiliates	Intel was a shareholder *
Qualcomm Global Trading PTE. Ltd (“Qualcomm”) and its affiliates	Qualcomm was a shareholder *

(b) Other than disclosed elsewhere, The Group had the following significant related party transactions for the years ended December 31, 2015, 2016 and 2017:

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$
Software services provided to:
Intel Corporation	6,204	271	*
Intel (China) Co., Ltd.	5	9	*
Intel Asia-Pacific Research and Development Ltd.	328	119	*
Intel (China) Research Center Co., Ltd.	-	57	*

Hardware sold to:
Intel Corporation	55	-	*

(c) The Group had the following related party balances as of December 31, 2015, 2016 and 2017:

	As of December 31,
	2016	2017
	US$	US$
Accounts receivable from related parties:
Current:
Intel Corporation	481	*
Intel (China) Co., Ltd.	-	*
Intel Asia-Pacific Research and Development Ltd.	9	*

All balances with the related parties as of December 31, 2016 and 2017 were unsecured, interest-free and have no fixed terms of repayment.

●	Upon the consummation of the Merger, both entities ceased to be shareholders of the Group.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

Our accounts receivable with the following customer accounted for greater than 20% of our total outstanding accounts receivable for the years indicated:

2017	Reliance Retail Limited	47%

Liquidity Risk

The Company is also exposed to liquidity risk, which is risk that it is unable to provide sufficient capital resources and liquidity to meet its commitments and business needs. Liquidity risk is controlled by the application of financial position analysis and monitoring procedures. When necessary, the Company will turn to other financial institutions and the owners to obtain short-term funding to meet the liquidity shortage.

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

Foreign Currency Risk

Approximately half of our revenues and costs are denominated in Renminbi, which is not freely convertible into foreign currencies. All foreign exchange transactions take place either through the People’s Bank of China (“PBOC”) or other authorized financial institutions at exchange rates quoted by PBOC. Approval of foreign currency payments by the PBOC or other regulatory institutions requires submitting a payment application form together with suppliers’ invoices and signed contracts. The value of Renminbi is subject to changes in central government policies and to international economic and political developments affecting supply and demand in the foreign exchange markets.

A hypothetical 10% change in foreign exchange rates during any of the preceding periods presented would have had an insignificant effect on our consolidated financial statements.

Item 8.    Consolidated Financial Statements and Supplementary Data

BORQS TECHNOLOGIES, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Borqs Technologies, Inc. (Formerly known as Pacific Special Acquisition Corp.):

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Borqs Technologies, Inc. (Formerly known as Pacific Special Acquisition Corp.) (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), shareholders’ (deficit) equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

The Company’s Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young Hua Ming LLP

We have served as the Company’s auditor since 2016.

Shanghai, the People’s Republic of China

April 2, 2018

BORQS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of US dollars (“US$”))

		As of December 31,
	Note	2016	2017
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		3,610	13,060
Restricted cash		1,153	3,459
Accounts receivable		28,257	65,720
Accounts receivable from related parties	(17)	490	-
Receivable from Mobile Virtual Network Operator (“MVNO”) franchisees		4,319	3,514
Inventories	(5)	12,682	17,031
Deferred cost of revenues		969	507
Prepaid expenses and other current assets	(6)	6,599	16,240

Total current assets		58,079	119,531

Non-current assets:
Property and equipment, net	(7)	1,488	1,362
Intangible assets, net	(8)	15,498	20,004
Goodwill	(9)	693	736
Deferred tax assets	(16)	1,054	1,463
Deferred cost of revenues		689	2,642
Other non-current assets		529	2,994

Total non-current assets		19,951	29,201

Total assets		78,030	148,732

The accompanying notes are an integral part of these consolidated financial statements.

BORQS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), except for number of shares and per share data)

		As of December 31,
	Note	2016	2017
		US$	US$
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable (including accounts payable of the Consolidated VIEs without recourse to the primary beneficiary of US$4,598 and US$4,143 as of December 31, 2016 and 2017, respectively)		22,691	49,690
Accrued expenses and other payables (including accrued expenses and other payables of the Consolidated VIEs without recourse to the primary beneficiary of US$2,778 and US$4,038 as of December 31, 2016 and 2017, respectively)	(11)	7,634	12,163
Advances from customers (including advances from customers of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2016 and 2017, respectively)		-	3,623
Deferred revenue (including deferred revenue of the Consolidated VIEs without recourse to the primary beneficiary of US$9,134 and US$5,904 as of December 31, 2016 and 2017, respectively)		11,995	7,960
Income tax payable (including income tax payable of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2016 and 2017, respectively)		216	1,232
Short-term bank and other borrowings (including short-term bank borrowings of the Consolidated VIEs without recourse to the primary beneficiary of US$721 and nil as of December 31, 2016 and 2017, respectively)	(10)	6,306	12,648
Long-term bank borrowings - current portion (including long-term bank borrowings - current portion of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2016 and 2017, respectively)	(10)	1,381	5,432
Deferred government grants (including deferred government grants of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2016 and 2017, respectively)	(12)	264	-

Total current liabilities		50,487	92,748

The accompanying notes are an integral part of these consolidated financial statements.

BORQS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), except for number of shares and per share data)

		As of December 31,
	Note	2016	2017
		US$	US$
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Non-current liabilities:
Unrecognized tax benefits (including unrecognized tax benefits of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2016 and 2017, respectively)	(16)	1,755	2,121
Warrant liabilities (including warrant liabilities grants of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2016 and 2017, respectively)	(10)	1,344	-
Deferred tax liabilities (including deferred tax liabilities of the Consolidated VIEs without recourse to the primary beneficiary of US$1,539 and US$1,550 as of December 31, 2016 and 2017, respectively)	(16)	2,170	3,555
Deferred revenue (including deferred revenue of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2016 and 2017, respectively)		2,428	1,346
Long-term bank borrowings (including long-term bank borrowings of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2016 and 2017, respectively)	(10)	4,491	-
Deferred government grants (including deferred government grants of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2016 and 2017, respectively)	(12)	1,844	1,957

Total non-current liabilities		14,032	8,979

Total liabilities		64,519	101,727

Commitments and contingencies	(22)

The accompanying notes are an integral part of these consolidated financial statements.

BORQS TECHNOLOGIES, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), except for number of shares and per share data)

		As of December 31,
	Note	2016	2017
		US$	US$
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Mezzanine equity:
Series A convertible redeemable preferred shares (US$0.001 par value; 39,900,000 and nil shares authorized; 39,900,000 and nil issued and outstanding as of December 31, 2016 and 2017, respectively)	(19)	11,970	-
Series B convertible redeemable preferred shares (US$0.001 par value; 82,857,143 and nil shares authorized; 82,857,143 and nil issued and outstanding as of December 31, 2016 and 2017, respectively)	(19)	26,126	-
Series C convertible redeemable preferred shares (US$0.001 par value; 50,909,089 and nil shares authorized; 50,909,089 and nil issued and outstanding as of December 31, 2016 and 2017, respectively)	(19)	21,069	-
Series D convertible redeemable preferred shares (US$0.001 par value; 23,721,443 and nil shares authorized; 23,721,443 and nil issued and outstanding as of December 31, 2016 and 2017, respectively)	(19)	9,697	-
Series E convertible redeemable preferred shares (US$0.001 par value; nil and 13,275,162 shares authorized; nil and nil issued and outstanding as of December 31, 2016 and 2017, respectively)	(19)	-	-

Total mezzanine equity		68,862	-

Shareholders’ (deficit) equity :
Ordinary shares (no par value; unlimited shares authorized; 4,224,725 shares and 30,804,635 shares issued and outstanding as of December 31, 2016 and 2017, respectively)		-	-
Additional paid-in capital		1,178	120,642
Statutory reserve		1,898	1,898
Accumulated deficit		(54,706)	(74,231)
Accumulated other comprehensive loss	(13)	(2,626)	(507)

Total Borqs Technologies, Inc. shareholders’ (deficit) equity		(54,256)	47,802

Noncontrolling interest		(1,095)	(797)

Total shareholders’ (deficit) equity		(55,351)	47,005

Total liabilities, mezzanine equity, noncontrolling interest and shareholders’ (deficit) equity		78,030	148,732

The accompanying notes are an integral part of these consolidated financial statements.

BORQS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands of US dollars (“US$”), except for number of shares and per share data)

		For the years ended December 31,
	Note	2015	2016	2017
		US$	US$	US$
Net Revenues:
Software		22,468	14,912	11,212
Hardware		32,647	70,536	111,021
MVNO		16,007	29,309	30,118
Others		3,950	5,829	1,956

Total net revenues		75,072	120,586	154,307

Software		(12,699)	(7,491)	(7,247)
Hardware		(26,101)	(57,452)	(96,247)
MVNO		(16,225)	(28,784)	(22,836)
Others		(2,980)	(1,709)	(811)

Total cost of revenues		(58,005)	(95,436)	(127,141)

Total gross profit		17,067	25,150	27,166

Operating expenses:
Sales and marketing expenses		(7,359)	(5,874)	(7,952)
General and administrative expenses		(4,883)	(10,042)	(20,753)
Research and development expenses		(7,206)	(5,742)	(6,443)
Changes in the fair value of warrant liabilities		-	(12)	(200)

Total operating expenses		(19,448)	(21,670)	(35,348)

Other operating income		3,094	1,760	272

Operating income (loss)		713	5,240	(7,910)

Interest income		61	65	14
Interest expense		(156)	(797)	(1,877)
Other income		208	114	633
Other expense		(35)	(59)	(121)
Foreign exchange gain (loss)		855	692	(779)

Profit (loss) before income taxes		1,646	5,255	(10,040)
Income tax expense	(16)	(851)	(2,659)	(2,319)

Net income (loss)		795	2,596	(12,359)

Less: net (loss) income attributable to noncontrolling interests		(1,316)	(632)	210

Net income (loss) attributable to Borqs Technologies, Inc.		2,111	3,228	(12,569)
Add:
Accretion to redemption value of Convertible Redeemable Preferred Shares		(2,417)	(976)	(6,956)
Allocation to holders of Convertible Redeemable Preferred Shares		-	(2,252)	-

Net loss attributable to ordinary shareholders		(306)	-	(19,525)

Loss per share:
Basic		(0.07)	0.00	(1.52)
Diluted		(0.07)	0.00	(1.52)
Number of ordinary shares used in loss per share computation:
Basic		4,224,090	4,224,725	12,842,671
Diluted		4,224,090	4,224,725	12,842,671

The accompanying notes are an integral part of these consolidated financial statements.

BORQS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)

(Amounts in thousands of US dollars (“US$”))

		For the years ended December 31,
	Note	2015	2016	2017
		US$	US$	US$
Net income (loss)		795	2,596	(12,359)
Other comprehensive (loss) income, net of tax of nil:
Foreign currency translation adjustments, net of tax of nil		(1,491)	(1,575)	2,207
Other comprehensive (loss) income, net of tax of nil	(13)	(1,491)	(1,575)	2,207
Comprehensive (loss) income		(696)	1,021	(10,152)
Less: comprehensive (loss) income attributable to noncontrolling interest		(1,519)	(730)	298
Comprehensive income (loss) attributable to Borqs Technologies, Inc.		823	1,751	(10,450)

The accompanying notes are an integral part of these consolidated financial statements.

BORQS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(Amounts in thousands of US dollars (“US$”), except for number of shares)

	Note	Number of ordinary shares	Ordinary shares	Additional paid-in capital	Accumulated statutory reserves	Accumulated other comprehensive loss	Accumulated deficit	Total Borqs Technologies, Inc. shareholders’ deficit	Noncontrolling interest	Total shareholders’ deficit

Balance as of January 1, 2015		4,222,120	-	1,174	860	139	(55,614)	(53,441)	1,154	(52,287)
Consolidated net income			-	-	-	-	2,111	2,111	(1,316)	795
Appropriation of statutory reserves			-	-	410	-	(410)	-	-	-
Foreign exchange difference			-	-	-	(1,288)	-	(1,288)	(203)	(1,491)
Accretion to redemption value of convertible redeemable preferred shares			-	-	-	-	(2,417)	(2,417)	-	(2,417)
Vesting of restricted shares		2,605	-	4	-	-	-	4	-	4

Balance as of December 31, 2015		4,224,725	-	1,178	1,270	(1,149)	(56,330)	(55,031)	(365)	(55,396)

The accompanying notes are an integral part of these consolidated financial statements.

BORQS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY

(Amounts in thousands of US dollars (“US$”), except for number of shares)

	Note	Number of ordinary shares	Ordinary shares	Additional paid-in capital	Accumulated statutory reserves	Accumulated other comprehensive loss	Accumulated deficit	Total Borqs Technologies, Inc. shareholders’ deficit	Noncontrolling interest	Total shareholders’ deficit

Balance as of January 1, 2016		4,224,725	-	1,178	1,270	(1,149)	(56,330)	(55,031)	(365)	(55,396)
Consolidated net income		-	-	-	-	-	3,228	3,228	(632)	2,596
Appropriation of statutory reserves		-	-	-	628	-	(628)	-	-	-
Foreign exchange difference		-	-	-	-	(1,477)	-	(1,477)	(98)	(1,575)
Accretion to redemption value of Convertible Redeemable Preferred Shares		-	-	-	-	-	(976)	(976)	-	(976)

Balance as of December 31, 2016		4,224,725	-	1,178	1,898	(2,626)	(54,706)	(54,256)	(1,095)	(55,351)

The accompanying notes are an integral part of these consolidated financial statements.

BORQS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ (DEFICIT) EQUITY (CONTINUED)

(Amounts in thousands of US dollars (“US$”), except for number of shares and per share data)

	Number of ordinary shares	Ordinary shares	Series E-1 Preferred Shares	Additional paid-in capital	Accumulated statutory reserves	Accumulated other comprehensive loss	Accumulated deficit	Total Borqs Technologies Inc. shareholders’ (deficit) equity	Noncontrolling interest	Total (deficit) equity

Balance as of January 1, 2017	4,224,725	-	-	1,178	1,898	(2,626)	(54,706)	(54,256)	(1,095)	(55,351)
Consolidated net loss	-	-	-	-	-	-	(12,569)	(12,569)	210	(12,359)
Foreign exchange difference	-	-	-	-	-	2,119	-	2,119	88	2,207
Issuance of ordinary shares	35,173	-	-	386	-	-	-	386	-	386
Issuance of Series E-1 Preferred Shares	-	-	2,708	-	-	-	-	2,708	-	2,708
Beneficiary conversion feature of Series E Preferred Shares	-	-	-	3,258	-	-	-	3,258	-	3,258
Reclassification of warrants upon the consummation of the Merger	-	-	-	1,544	-	-	-	1,544	-	1,544
Conversion of Convertible Redeemable Preferred Shares into ordinary shares upon the consummation of the Merger	16,622,491	-	-	78,860	-	-	(6,956)	71,904	-	71,904
Conversion of Series E-1 Preferred Shares into ordinary shares upon the consummation of the Merger	558,725	-	(2,708)	2,708	-	-	-	-	-	-
Change in equity due to the Merger	9,363,521	-	-	26,818	-	-	-	26,818	-	26,818
Share-based compensation	-	-	-	5,890	-	-	-	5,890	-	5,890

Balance as of December 31, 2017	30,804,635	-	-	120,642	1,898	(507)	(74,231)	47,802	(797)	47,005

The accompanying notes are an integral part of these consolidated financial statements.

BORQS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amounts in thousands of US dollars (“US$”))

		For the years ended December 31,
	Note	2015	2016	2017
		US$	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)		795	2,596	(12,359)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Foreign exchange (gain) loss		(855)	(692)	779
(Loss) gain on disposal of property and equipment		(350)	1	-
Depreciation of property and equipment		1,371	1,011	744
Amortization of intangible assets		1,109	2,146	3,935
Deferred income tax (benefits)		(1,044)	402	937
Interest expense		-	352	661
Share-based compensation expenses		-	-	14,667
Changes in the fair value of warrant liabilities		-	12	200

Changes in operating assets and liabilities, net of the effects of an acquisition:
Restricted cash		211	(383)	(2,306)
Accounts receivable		6,830	(22,189)	(37,463)
Accounts receivable from related parties		(5,866)	5,508	490
Receivable from MVNO franchisees		(3,295)	(1,024)	805
Inventories		(4,074)	(6,418)	(4,349)
Deferred cost of revenues		2,469	(497)	(1,491)
Prepaid expenses and other current assets		579	(3,175)	(12,140)
Accounts payable		(742)	15,740	26,999
Accrued expenses and other payables		2,100	1,371	5,215
Unrecognized tax benefits		645	1,064	366
Advances from customers		-	-	3,623
Deferred revenue		4,888	(3,351)	(5,117)
Income tax payable		165	51	1,016
Deferred government grants		(3,302)	(1,906)	(151)

Net cash generated from (used in) operating activities		1,634	(9,381)	(14,939)

The accompanying notes are an integral part of these consolidated financial statements.

BORQS TECHNOLOGIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Amounts in thousands of US dollars (“US$”))

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$
CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(798)	(494)	(842)
Purchases of intangible assets	(5,175)	(5,230)	(7,650)
Proceeds from disposal of property and equipment	14	1	1
Loan to a third party	(1,482)	-	-
Repayments of a loan to a third party	75	457	371

Net cash used in investing activities	(7,366)	(5,266)	(8,120)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of ordinary shares	-	-	62
Cash received from the Merger	-	-	18,034
Proceeds from issuance of Series E Preferred Shares	-	-	9,000
Proceeds from exercise of warrants for Series E-1 Preferred Shares (“Series E-1 Warrants”)	-	-	8
Payment of issuance costs for Series E Preferred Shares	-	-	(312)
Proceeds from short-term bank and other borrowings	-	6,776	10,456
Repayments of short-term bank and other borrowings	(817)	(2,000)	(4,756)
Proceeds from long-term bank borrowings	999	6,000	2,000
Repayments of long-term bank borrowings	(47)	(571)	(2,631)
Net cash generated from financing activities	135	10,205	31,861

Effect of foreign exchange rate changes on cash and cash equivalents	(34)	265	648

Net (decrease) increase in cash and cash equivalents	(5,631)	(4,177)	9,450
Cash and cash equivalents at beginning of year	13,418	7,787	3,610

Cash and cash equivalents at end of year	7,787	3,610	13,060

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$
Supplemental disclosures of cash flow information:
Income taxes paid	(620)	(554)	-
Interest paid	(156)	(797)	(1,877)
Interest received	61	65	14

Supplemental schedule of non-cash activities:
Acquisition of fixed assets included in account payable, accrued expenses and other liabilities	462	432	52

The accompanying notes are an integral part of these consolidated financial statements.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

On August 18, 2017, the Company acquired 100% equity interest of BORQS International Holding Corp. (“Borqs International”) and its subsidiaries, variable interest entities (the “VIE”) and the VIE’s subsidiaries (collectively referred to as “Borqs Group” hereinafter) (the Company and Borqs Group collectively referred to as the “Group”) in an all-stock transaction (the “Merger”) as described in Note 4. Concurrent with the completion of the acquisition of Borqs International, the Company changed its name from Pacific Special Acquisition Corp.”, to Borqs Technologies, Inc.

Borqs Group are principally engaged in the provision of commercial grade Android+ platform solutions, hardware product sales and MVNO services in the People’s Republic of China (the “PRC”).

(a)    As of the date of report, the details of the Company’s major subsidiaries, consolidated VIEs and the subsidiaries of the VIEs are as follows:

Entity	Date of incorporation/ Acquisition	Place of incorporation	Percentage of direct or indirect ownership by the Company Direct	Principal activities

Subsidiaries:
Borqs International	July 27, 2007	Cayman	100%	Holding company
BORQS Hong Kong Limited (“Borqs HK”)	July 19, 2007	Hong Kong	100%	Provision of software and service solutions and hardware products sales
BORQS Beijing Ltd. (“Borqs Beijing”) (1)	September 4, 2007	PRC	100%	Provision of software and service solutions and hardware products sales
BORQS Software Solutions Private Limited (“Borqs India”)	July 17, 2009	India	100%	Provision of software and service solutions

VIE:

Beijing Big Cloud Network Technology Co., Ltd. (“Big Cloud Network”) (1)/(2)	April 18, 2014	PRC	Nil	Holding company

Subsidiaries of the VIE:

Yuantel (Beijing) Investment Management Co., Ltd. (“Yuantel Investment”) (2)/(3)	July 11, 2014	PRC	79%	Holding company
Yuantel (Beijing) Telecommunications Technology Co., Ltd. (“Yuantel Telecom”) (2)/(3)	July 11, 2014	PRC	75.05%	Provision of MVNO and other services

(1)	Collectively, the “PRC Subsidiaries”.
(2)	Collectively, the “Consolidated VIEs”.
(3)	On July 11, 2014, Borqs International through Big Cloud Network acquired controlling interest in Yuantel Investment and its subsidiary.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

1.	ORGANIZATION (CONTINUED)

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

The following is a summary of the key terms of the latest VIE Agreements:

Loan agreements

Borqs Beijing and the Nominee Shareholders entered into loan agreements for Borqs Beijing to provide interest free loans of RMB50,000 to the Nominee Shareholders, respectively, for the purpose of providing capital to Big Cloud Network to develop its MVNO business. There is no fixed term for the loans.

Power of attorney agreement

The Nominee Shareholders of Big Cloud Network entered into the power of attorney agreement whereby they authorized Borqs Beijing or its designated party to act on behalf of the Nominee Shareholders as exclusive agent and attorney with all respect to all matters concerning the shareholding including but not limited to (1) attend shareholders’ meetings of Big Cloud Network; (2) exercise all the shareholders’ rights, including voting rights; and (3) designate and appoint on behalf of each shareholder the senior management members of Big Cloud Network. The power of attorney remains irrevocable and continuously valid from the date of execution so long as each Nominee Shareholder remains as a shareholder of Big Cloud Network. The power of attorney agreement was subsequently reassigned to Borqs International.

Exclusive option agreement

Pursuant to the exclusive option agreement entered into between the Nominee Shareholders and Borqs Beijing or its designated party, the Nominee Shareholders granted Borqs Beijing or its designated party, an irrevocable and exclusive right to purchase all or part of the equity interests held by the Nominee Shareholders in Big Cloud Network, to the extent permitted under the PRC laws, at an amount equal to RMB10 or the minimum consideration permitted under the applicable PRC law. The purchase consideration in excess of RMB10 shall be refunded by the Nominee Shareholders to Borqs Beijing or Borqs Beijing may deduct the excess amount upon payment of consideration. The Nominee Shareholders shall not declare dividend or any form of distribution or grant loans in any form without the prior consent of Borqs Beijing or its designated party. The term of the agreement is 10 years, expiring on June 22, 2024 which will be automatically renewed every three-year thereafter if Borqs Beijing or its designated party does not provide notice of termination to the Nominee Shareholders fifteen days prior to expiration.

Exclusive technical & support agreement

Pursuant to the agreement entered into between Borqs Beijing and Big Cloud Network, Big Cloud Network engaged Borqs Beijing or its designated party as its exclusive provider of technical, consulting and other services in relation to its major business during the contractual period in return for service fees which will be determined at the sole discretion of Borqs Beijing or its designated party. The term of the agreement is 10 years, expiring on June 22, 2024, which will be automatically renewed every three-year thereafter if Borqs Beijing or its designated party does not provide notice of termination to the Nominee Shareholders fifteen days prior to expiration.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

1.	ORGANIZATION (CONTINUED)

Business cooperation agreement

Pursuant to the business cooperation agreement entered into between Borqs Beijing and Big Cloud Network, Borqs Beijing or its designated party agreed to provide unlimited financial support for the VIE’s daily operating activities through entrusted loans and agree to forgo the right to seek repayment.

Share pledge agreement

Pursuant to the agreement, the Nominee Shareholders pledged all of their equity interests in Big Cloud Network to Borqs Beijing as collateral to guarantee the repayment of the loans and to secure their obligations under the above agreements. The Nominee Shareholders agreed not to transfer or otherwise create any encumbrance on their equity interests in Big Cloud Network without prior consent of Borqs Beijing. The share pledge agreements will remain effective until all the obligations under above agreements have been satisfied in full or all of the guarantee liabilities have been repaid.

Despite the lack of technical majority ownership, there exists a parent-subsidiary relationship between Borqs Beijing’s designee, Borqs International, and Big Cloud Network through the irrevocable power of attorney agreement, whereby the Nominee Shareholders effectively assigned all of the voting rights underlying their equity interest in Big Cloud Network to Borqs   International. Furthermore, pursuant to the exclusive option agreement and share pledge agreement, Borqs International, via Borqs Beijing, obtained effective control over Big Cloud Network through the ability to exercise all the rights of Nominee Shareholders and therefore the power to govern the activities that most significantly impact the economic performance of Big Cloud Network. In addition, through the VIE agreements, Borqs International demonstrates its ability and intention to continue the ability to absorb substantially all the expected losses and the majority of the profit of the VIE, and therefore have the rights to the economic benefits of the VIE. Thus, Borqs International consolidates Big Cloud Network and its subsidiaries under ASC 810-10 Consolidation Overall.

In the opinion of the Group’s management and PRC counsel, (i) the ownership structure of the Consolidated VIEs is in compliance with all existing PRC laws and regulations in any material respect, (ii) each of the VIE agreements is valid, legally binding and enforceable to each party of such agreements and will not result in any violation of PRC laws or regulations currently in effect; and (iii) each of the Group’s PRC subsidiaries, VIE and VIE’s subsidiaries have the necessary corporate power and authority to conduct its business as described in its business scope under its business license, which is in full force and effect, and the Group’s business operation in PRC are in compliance with existing PRC laws and regulations.

However, uncertainties in the PRC legal system could cause the relevant regulatory authorities to find the current VIE agreements and businesses to be in violation of any existing or future PRC laws or regulations. If Borqs International, the primary beneficiary or any of its current or future VIEs are found in violation of any existing or future laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities would have broad discretion in dealing with such violations, including levying fines, confiscating the income of the primary beneficiary, and the VIE, revoking the business licenses or operating licenses of the primary beneficiary, and VIE, shutting down the Group’s servers, discontinuing or placing restrictions or onerous conditions on the Group’s operations, requiring the Group to undergo a costly and disruptive restructuring or enforcing actions that could be harmful to the Group’s business. Any of these actions could cause significant disruption to the Group’s business operations and severely damage the Group’s reputation, which would in turn materially and adversely affect the Group’s business and results of operations. In addition, if the imposition of any of these penalties causes the primary beneficiary to lose the rights to direct the activities of VIE or the right to receive its economic benefits, Borqs International would no longer be able to consolidate the VIE.

In addition, if the VIE or the Nominee Shareholders fail to perform their obligations under the VIE Agreements, the Group may have to incur substantial costs and expend resources to enforce the primary beneficiary’ rights under the contracts. The Group may have to rely on legal remedies under PRC laws, including seeking specific performance or injunctive relief and claiming damages, which may not be effective. All of these VIE Agreements are governed by PRC laws and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in PRC is not as developed as in other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit the Group’s ability to enforce these contractual arrangements. Under PRC laws, rulings by arbitrators are final, parties cannot appeal the arbitration results in courts, and prevailing parties may only enforce the arbitration awards in PRC courts through arbitration award recognition proceedings, which would incur additional expenses and delay. In the event the Group is unable to enforce these VIE Agreements, the primary beneficiary may not be able to exert effective control over its VIE, and the Group’s ability to conduct its business may be negatively affected.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

1.	ORGANIZATION (CONTINUED)

(c)	VIE disclosures

The consolidated VIEs contributed 27%, 29% and 21% of the Group’s consolidated revenues for the years ended December 31, 2015, 2016 and 2017. As of December 31, 2016 and 2017, the Consolidated VIEs accounted for an aggregate of 23% and 17%, respectively, of the consolidated total assets, and 41% and 37%, respectively, of the consolidated total liabilities.

The Consolidated VIEs mainly operate the MVNO services. The VIE also holds the MVNO license, which is a revenue-producing asset recorded on the Group’s consolidated balance sheets. The Group expects increases in revenue generated from the Consolidated VIEs compared to the whole Group for the foreseeable future as the Group focuses on strengthening telecommunication platforms to strategically grow the Group’s MVNO business.

The Group believes that there are no assets held in the Consolidated VIEs that can be used only to settle obligations of the Consolidated VIEs, except for registered capital and the PRC statutory reserves. Relevant PRC laws and regulations restrict the Consolidated VIEs from transferring a portion of their net assets, equivalent to the balance of its statutory reserve and its share capital, to the Group in the form of loans and advances or cash dividends. Please refer to Note 18 for disclosure of restricted net assets. As the Consolidated VIEs are incorporated as limited liability companies under the PRC Company Law, creditors of the Consolidated VIEs do not have recourse to the general credit of the Group for any of the liabilities of the Consolidated VIEs. There were no pledges or collateralization of the Consolidated VIEs’ assets.

The following tables represent the financial information of the Consolidated VIEs as of December 31, 2016 and 2017 and for the years ended December 31, 2015, 2016 and 2017 before eliminating the intercompany balances and transactions between the Consolidated VIEs and other entities within the Group:

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

1.	ORGANIZATION (CONTINUED)

(c)	VIE disclosures (Continued)

	As of December 31,
	2016	2017
	US$	US$

ASSETS
Current assets:
Cash and cash equivalents	414	51
Restricted cash	1,153	3,459
Accounts receivable	129	2,565
Receivable from MVNO franchisees	4,319	3,514
Inventories	67	221
Prepaid expenses and other current assets	926	423

Total current assets	7,008	10,233

Non-current assets:
Property and equipment, net	987	897
Intangible assets, net	8,609	8,393
Goodwill	693	736
Deferred tax assets	1,054	940
Other non-current assets	58	81

Total non-current assets	11,401	11,047

Total assets	18,409	21,280

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

1.	ORGANIZATION (CONTINUED)

(c)	VIE disclosures (Continued)

	As of December 31,
	2016	2017
	US$	US$
Current liabilities:
Accounts payable	4,598	4,143
Accrued expenses and other payables	2,778	4,038
Deferred revenue	9,134	5,904
Short-term bank borrowings	721	-
Intercompany payables	7,923	14,279
Total current liabilities	25,154	28,364

Non-current liabilities
Deferred tax liabilities	1,539	1,500

Total non-current liabilities	1,539	1,500

Total liabilities	26,693	29,864

	For the Years Ended December 31,
	2015	2016	2017
	US$	US$	US$
Net revenues	19,957	35,138	32,074
Net (loss) income	(5,029)	(3,381)	347

	For the Years Ended December 31,
	2015	2016	2017
	US$	US$	US$
Net cash provided by (used in) operating activities	2,413	(2,128)	683
Net cash used in investing activities	(1,622)	(634)	(281)
Net cash (used in) provided by financing activities	(770)	721	(765)
Net increase (decrease) in cash and cash equivalents	21	(2,041)	(363)

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).

(b)	Liquidity

As of December 31, 2017, the company has accumulated deficit of US$74,231 and has suffered net loss of US$12,359 and negative cash flow from operating of US$14,939 for the year then ended. These condition raises substantial doubt about the Group’s ability to continue as a going concern.

When preparing the consolidated financial statements as of December 31, 2017 and for the year then ended, the Group’s management concluded that a going concern basis of preparation was appropriate after analyzing the forecasted cash flows for the next twelve months, which indicates that the Group will have sufficient liquidity through March 2019. In preparing the forecasted cash flow analysis, management took into account of the expected net cash inflows to be funded by the public offering and short term debt of approximately US$32,000. As a result, management prepared the consolidated financial statements assuming the Group will continue as a going concern. However, there is no assurance that the public offering can be completed in a timely manner or at all, and there is no assurance that any short term debt is available at acceptable terms. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(c)	Principles of consolidation

The consolidated financial statements include the financial statements of the Group, its subsidiaries and Consolidated VIEs, for which, the Group is the primary beneficiary. All significant inter-company transactions and balances between the Group, its subsidiaries and the Consolidated VIEs are eliminated upon consolidation. Results of acquired subsidiaries and its Consolidated VIEs are consolidated from the date on which control is transferred to the Group.

(d)	Use of estimates

The preparation of the consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Areas where management uses subjective judgment include, but are not limited to, estimating the useful lives of long-lived assets and intangible assets, assessing the initial valuation of the assets acquired and liabilities assumed in a business combination and the subsequent impairment assessment of long-lived assets, intangible assets and goodwill, determining the provisions for accounts receivable and inventories, accounting for deferred income taxes and uncertain tax benefits, valuation for share-based compensation arrangements, warrants for Series D convertible redeemable preferred shares, beneficiary conversion feature for Series E Preferred Shares. Changes in facts and circumstances may result in revised estimates. Actual results could differ from those estimates, and as such, differences may be material to the consolidated financial statements.

(e)	Foreign currency

The functional currency of the Group and its non-PRC subsidiaries, excluding Borqs India, is the United States dollar. The functional currency of Borqs India is Rupee, whereas the functional currency of the Group’s PRC subsidiaries and its Consolidated VIEs is the Chinese Renminbi (“RMB”) as determined based on the criteria of ASC 830, Foreign Currency Matters. The Group uses the US$ as its reporting currency. Transactions denominated in foreign currencies are re-measured into the functional currency at the exchange rates prevailing on the transaction dates. Foreign currency denominated financial assets and liabilities are re-measured at the balance sheet date exchange rate. Exchange gains and losses are included in foreign exchange gains and losses in the consolidated statements of operations.

Assets and liabilities of the Group’s PRC subsidiaries are translated into US$ at fiscal year-end exchange rates. Equity amounts are translated at historical exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. Translation adjustments arising from translation of foreign currency financial statements are reported as cumulative translation adjustments and are shown as a separate component of other comprehensive (loss) income in the consolidated statements of comprehensive income (loss).

(f)	Cash and cash equivalents

Cash and cash equivalents consist of cash on hand and bank deposits which are unrestricted as to withdrawal and use. All highly liquid investments with a stated maturity of 90 days or less from the date of purchase are classified as cash equivalents.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(g)	Restricted cash

Restricted cash mainly represents short-term deposits with China United Network Communications Group Co., Ltd. (“China Unicom”) as guarantee for minimum purchase requirements, and therefore are not available for the Group’s use until the end of contract period with China Unicom.

(h)	Accounts receivable

Accounts receivable are carried at net realizable value. An allowance of doubtful accounts is recorded in the period when the collection of full amount is no longer probable. The Group reviews the accounts receivable on a periodic basis and makes general and specific allowances when there is doubt as to the collectability of individual balances. In evaluating the collectability of individual receivable balances, the Group considers many factors, including the age of the balance, the customer’s payment history, its current credit-worthiness and current economic trends. As of December 31, 2016 and 2017, the Group evaluated and wrote off the doubtful accounts as they were determined to be uncollectible. Thus, there was no allowance for doubtful accounts outstanding.

(i)	Inventories

Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method. Adjustments to reduce the cost of inventories to its net market value are made, if required, for decreases in sales prices, obsolescence or similar reductions in the estimated net realizable value. Inventories provision of US$1,038 and US$918 was recorded as of December 31, 2016 and 2017, respectively.

(j)	Property and equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, as follows:

Category	Estimated useful life

Computer and network equipment	3-5 years
Office equipment	5 years
Motor vehicles	5 years
Leasehold improvements	Over the shorter of lease term or the estimated useful lives of the assets

Repair and maintenance costs are charged to expense as incurred, whereas the costs of betterments that extend the useful life of property and equipment are capitalized as additions to the related assets. Retirements, sale and disposals of assets are recorded by removing the cost and accumulated depreciation with any resulting gain or loss reflected in the consolidated statements of operations.

Property and equipment that are purchased or constructed which require a period of time before the assets are ready for their intended use are accounted for as construction-in-progress. Construction-in-progress is recorded at acquisition cost, including installation costs. Construction-in-progress is transferred to specific property and equipment accounts and commences depreciation when these assets are ready for their intended use.

(k)	Intangible assets

Intangible assets are carried at cost less accumulated amortization and any recorded impairment. Intangible assets acquired in a business combination are recognized initially at fair value at the date of acquisition. Intangible assets with finite useful lives are amortized using the straight-line method. These amortization methods reflect the estimated pattern in which the economic benefits of the respective intangible assets are to be consumed.

Development costs of software to be sold, leased, or otherwise marketed are subject to capitalization beginning when technological feasibility is reached, in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed.

Intangible assets have weighted average useful lives from the date of purchase as follows:

Purchased software	5.8 years
MVNO license	10 years
Capitalized software development costs	3 years
Internal-use software	5 years

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(l)	Goodwill

Goodwill represents the excess of the purchase price over the amounts assigned to the fair value of the assets acquired and the liabilities assumed of an acquired business. The Group’s goodwill as of December 31, 2016 and 2017 was related to its acquisition of Yuantel Investment. In accordance with ASC 350, Goodwill and Other Intangible Assets (“ASC 350”), recorded goodwill amounts are not amortized, but rather are tested for impairment annually or more frequently if there are indicators of impairment present.

The performance of the impairment test in accordance to ASC 350 involves a two-step process. The first step of the impairment test involves comparing the fair value of the reporting unit with its carrying amount, including goodwill. Fair value is primarily determined by computing the future discounted cash flows expected to be generated by the reporting unit. If the reporting unit’s carrying value exceeds its fair value, goodwill may be impaired. If this occurs, the Group performs the second step of the goodwill impairment test to determine the amount of impairment loss.

The fair value of the reporting unit is allocated to its assets and liabilities in a manner similar to a purchase price allocation in order to determine the implied fair value of the reporting unit’s goodwill. If the implied goodwill fair value is less than its carrying value, the difference is recognized an impairment loss.

In accordance with ASC 350, the Group assigned and assessed goodwill for impairment at the reporting unit level. A reporting unit is an operating segment or one level below the operating segment. The Group has determined that it has two operating segments as its reporting units, namely Yuantel and Connected Solution. Goodwill is recorded at the Yuantel reporting unit.

(m)	Impairment of long-lived assets

The Group evaluates its long-lived assets or asset group, including intangible assets with indefinite and finite lives, for impairment. Intangible assets with indefinite lives that are not subject to amortization are tested for impairment at least annually or more frequently if events or changes in circumstances indicate that the assets might be impaired in accordance with ASC 350. Such impairment test compares the fair values of assets with their carrying values with an impairment loss recognized when the carrying values exceed fair values.

For long-lived assets and intangible assets with finite lives that are subject to depreciation and amortization are tested for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying amount of an asset or a Group of long-lived assets may not be recoverable. When these events occur, the Group evaluates impairment by comparing the carrying amount of the assets to future undiscounted net cash flows expected to result from the use of the assets and their eventual disposition. If the sum of the expected undiscounted cash flows is less than the carrying amount of the assets, the Group would recognize an impairment loss based on the excess of the carrying amount of the asset group over its fair value.

(n)	Fair value of financial instruments

The Group’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable and payable, accounts receivable from related parties, receivable from MVNO franchisees, short-term and long-term bank borrowings, warrants for Series D convertible redeemable preferred shares and Convertible Redeemable Preferred Shares. Other than the long-term bank borrowings, warrants for Series D convertible redeemable preferred shares, the carrying values of these financial instruments approximate their fair values due to their short-term maturities.

The Group applies ASC 820, Fair Value Measurements and Disclosures, (“ASC 820”). ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 requires disclosures to be provided on fair value measurement.

ASC 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

Level 1 — Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

Level 2 — Other inputs that are directly or indirectly observable in the marketplace.

Level 3 — Unobservable inputs which are supported by little or no market activity.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(n)	Fair value of financial instruments (continued)

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

During the years ended December 31, 2016 and 2017, there was no financial instrument measured at fair value. The warrants for Series D convertible redeemable preferred shares were classified as level 3 and fair valued using the binomial option pricing model as of December 31, 2016. The carrying amounts of long-term bank borrowings approximated their fair values since they bear interest rates which approximate market interest rates. The Convertible Redeemable Preferred Shares are initially recognized at its fair value on the closing date, at the issuance price, net of issuance cost.

(o)	Revenue recognition

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

The project-based software contracts are generally considered multiple element arrangements as they consist of perpetual software licenses, software development services such as customization, modification, implementation and integration, and post-contract customer support (“PCS”) where customers have the right to receive bug fixes, telephone support and unspecified upgrades on a when-and-if available basis. Pursuant to ASC 985-605, Revenue Recognition: Software (“ASC 985-605”), given the project-based software contracts require significant customization that are generally completed within one year from the contract dates, the Group accounts for the entire software contracts in conformity with the relevant guidance in ASC 605-35, Revenue Recognition: Contract Accounting, applying the completed contract method.

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

Where the Group is entitled to receive on going usage based royalties determined based on the chip or mobile device sales, the usage-based royalties are recognized according to the customers’ usage reports, generally on a quarterly basis.

Service contracts

The Group provides research and development services to certain customers for their mobile-computing related development projects where fees are charged on a time and material basis and the Group is not responsible for the outcome of such development projects. The revenue is recognized proportionately as the services are delivered and is included as software revenues on the consolidated statement of operations.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(o)	Revenue recognition (Continued)

2.	Hardware product sales

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

The Group enters into profit sharing arrangements with franchisees under which bundled services may be returned to the Group if not sold to the consumers. The franchisees receive certain percentages of profits made by the Group on the sales of the bundled services as they are used by the consumers. The Group accounts for profit sharing with franchisees as selling expenses in the consolidated statements of operations. Pursuant to the Group’s policy, the amount of discounts that may be provided by the franchisees to consumers is capped at 5%, based on which, the Group recognized the maximum amount of discounts that may be provided by the franchisees as reductions of revenue in accordance with ASC 605-50.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(p)	Cost of revenues

Cost of revenues consists primarily of telecommunication costs, depreciation of long-lived assets, amortization of acquired intangible asset, payroll and other related costs of operations. Deferred cost of revenues was US$1,658 and US$3,149 for the years ended December 31, 2016 and 2017.

(q)	Advertising expenditures

Advertising expenditures are expensed as incurred and are included in sales and marketing expenses, which amounted to US$46, US$78 and US$45 for the years ended December 31, 2015, 2016 and 2017, respectively.

(r)	Research and development expenses

Research and development expenses include payroll, employee benefits, and other headcount-related expenses associated with research and platform development. Research and development expenses also include rent, depreciation and other related expenses. Research and development expenses are expensed as incurred.

(s)	Government grants

Government grants are provided by the relevant PRC municipal government authorities to subsidize the cost of certain technology development projects. The amount of such government grants are determined solely at the discretion of the relevant government authorities and there is no assurance that the Group will continue to receive these government grants in the future. Government grants are recognized when it is probable that the Group will comply with the conditions attached to them, and the grants are received. When the grant relates to an expense item, it is recognized in the consolidated statement of operations over the period necessary to match the grant on a systematic basis to the costs that it is intended to compensate, as a reduction of the related operating expense. When the grant relates to an asset, it is recognized as deferred government grants and released to the consolidated statement of operations in equal amounts over the expected useful life of the related asset, when operational, as a reduction of the related depreciation expense.

(t)	Leases

Leases are classified at the inception date as either a capital lease or an operating lease. The Group did not enter into any leases whereby it is the lessor for any of the periods presented. As the lessee, a lease is a capital lease if any of the following conditions exists: a) ownership is transferred to the lessee by the end of the lease term, b) there is a bargain purchase option, c) the lease term is at least 75% of the property’s estimated remaining economic life, or d) the present value of the minimum lease payments at the beginning of the lease term is 90% or more of the fair value of the leased property to the lessor at the inception date. A capital lease is accounted for as if there was an acquisition of an asset and an incurrence of an obligation at the inception of the lease. The Group did not enter into any capital leases for the years ended December 31, 2015, 2016 and 2017.

All other leases are accounted for as operating leases wherein rental payments are expensed on a straight-line basis over the periods of their respective lease terms. The Group leases office space under operating lease agreements. Certain lease agreements contain rent holidays and escalating rent. Rent holidays and escalating rent are considered in determining the straight-line rent expense to be recorded over the lease term. The lease term begins on the date of initial possession of the lease property for purposes of recognizing lease expense on a straight-line basis over the term of the lease.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(u)	Income taxes

The Group accounts for income taxes using the liability method. Current income taxes are provided for in accordance with the laws of the relevant tax authorities. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax bases of assets and liabilities using enacted tax rates that will be in effect in the period in which the differences are expected to reverse. The Group records a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more-likely-than-not that some portion, or all, of the deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

The Group applies ASC 740, Accounting for Income Taxes, (“ASC 740”), to account for uncertainty in income taxes. ASC 740 prescribes a recognition threshold a tax position is required to meet before being recognized in the financial statements.

The Group has elected to classify interest related to unrecognized tax benefits, if and when required, as part of “income tax expense” in the consolidated statements of operations.

The Group elected to early adopt ASU No. 2016-16, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. Thus, all the deferred income tax assets and liabilities are classified as noncurrent in the consolidated balance sheet statement of financial position.

(v)	Share-based compensation

The Group accounts for share-based compensation in accordance with ASC 718, Compensation-Stock Compensation: Overall, (“ASC 718”).

In accordance with ASC 718, the Group determines whether an award should be classified and accounted for as a liability award or equity award. All grants of share-based awards to employees classified as equity awards are measured based on their grant date fair values and recognized as compensation expense over the requisite service period and/or performance period in the consolidated statements of operations.

The Group recognizes compensation expense using the accelerated method for share-based awards granted with service and performance conditions. According to ASC 718, the amount of compensation cost recognized (or attributed) when achievement of a performance condition is probable depends on the relative satisfaction of the performance condition based on performance to date. According to ASC 718, probable means the future event or events are likely to occur and the Group interprets “probable” to be generally in excess of a 70% likelihood of occurrence.

The Group elected to account for forfeitures as they occur.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(w)	Comprehensive income (loss)

Comprehensive income (loss) is defined as the (decrease) increase in equity of the Group during a period from transactions and other events and circumstances excluding transactions resulting from investments by owners and distributions to owners. Accumulated other comprehensive income (loss) of the Group includes foreign currency translation adjustments related to the Group and its PRC subsidiaries, whose functional currency is RMB.

(x)	Segment reporting

In accordance with ASC 280 “Segment Reporting” (“ASC 280”), the Group has two operating segments, namely Yuantel and Connected Solution as the Group’s chief executive officer, who has been identified as the Group’s chief operating decision maker (“CODM”) reviews the operating results of the two difference service lines in order to allocate resources and assess performance for the Group.

(y)	Employee benefits

The full-time employees of the Group’s PRC subsidiaries are entitled to staff welfare benefits including medical care, housing fund, pension benefits and unemployment insurance, which are governmental mandated defined contribution plans. These entities are required to accrue for these benefits based on certain percentages of the employees’ respective salaries, subject to certain ceilings, in accordance with the relevant PRC regulations, and make cash contributions to the state-sponsored plans out of the amounts accrued.

(z)	Comparatives

Certain items reported in the prior year’s consolidated financial statements have been reclassified to conform to the current year’s presentation.

(aa)	(Loss) earnings per share

(Loss) earnings per share is computed by dividing net (loss)/income attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period using the two-class method. Under the two-class method, net income (loss) is allocated between ordinary shares and other participating securities based on their participating rights. The Group’s Convertible Redeemable Preferred Shares (Note 19) were participating securities. As the participating securities do not share the losses of the Group, the computation of basic earnings per share using two-class method is not applicable when the Group is at a net loss position. Diluted (loss) earnings per share is calculated by dividing net (loss) income attributable to ordinary shareholders by the weighted average number of ordinary and dilutive ordinary equivalent shares outstanding during the period. Ordinary equivalent shares consist of shares issuable upon the exercise of share options using the treasury stock method and shares issuable upon the conversion of the Group’s Convertible Redeemable Preferred Shares using the if-converted method. Ordinary equivalent shares are not included in the denominator of the diluted loss per share calculation when inclusion of such shares would be anti-dilutive.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(bb)	Recent accounting pronouncements

In August 2015, the Financial Accounting Standard Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-14 (“ASU 2015-14”), Revenue from Contracts with Customers-Deferral of the effective date. The amendments in ASU 2015-14 defer the effective date of ASU No. 2014-09 (“ASU 2014-09”), Revenue from Contracts with Customers, issued in May 2014. As a result, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period for public entities; and, annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019 for all other entities. Early adoption is permitted to the original effective date. In March 2016, the FASB issued ASU No. 2016-08 (“ASU 2016-08”), Revenue from Contracts with Customers—Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10 (“ASU 2016-10”), Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing, which clarify guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU No. 2016-12 (“ASU 2016-12”), Revenue from Contracts with Customers— Narrow-Scope Improvements and Practical Expedients, which addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition and provides practical expedients for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective date for the amendment in ASU 2016-08, ASU 2016-10 and ASU 2016-12 are the same as the effective date of ASU No 2014-09. The Group is in the process of developing a plan for evaluating the impact of adoption of this guidance on its consolidated financial statement including the selection of the adoption method, the identification of differences, if any, from the application of the standard and the impact of such differences, if any, on its consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases, (“ASU 2016-02”). ASU 2016-02 specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for public companies for annual reporting periods and interim periods within those years beginning after December 15, 2018, and, annual reporting periods beginning after December 15, 2019, and interim periods within annual periods beginning after December 15, 2020 for all other entities. Early adoption is permitted. The Group is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(cc)	Recent accounting pronouncements(Continued)

In June 2016, the FASB issued ASU No. 2016-13 (“ASU 2016-13”), Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. The standard will replace “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. The standard is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods therein, and annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021 for all other entities. Early adoption is permitted. The Group is evaluating the effect that this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments which addresses eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. The standard is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods therein, and annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019 for all other entities, and early adoption is permitted. The Group is evaluating the effect that this guidance will have on its consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash which requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for public business entities for annual periods beginning after December 15, 2017, and interim periods therein, and annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019 for all other entities, and early adoption is permitted. The Group is evaluating the effect that this guidance will have on its consolidated financial statements.

In January 2017, FASB has issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The ASU affects all companies and other reporting organizations that must determine whether they have acquired or sold a business. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The ASU is effective for annual periods beginning after December 15, 2017, including interim periods within those periods for public entities; and, annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019 for all other entities. The Group is evaluating the effect that this guidance will have on its consolidated financial statements.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(cc)	Recent accounting pronouncements(Continued)

In January 2017, the FASB issued Accounting Standards Update No. 2017-04 (“ASU 2017-04”), Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This standard is effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020 and for all other entities for their annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2021. Early adoption is permitted. The Group is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05 (“ASU 2017-05”), Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets. ASU 2017-05 defines an in-substance nonfinancial asset and clarifies guidance related to partial sales of nonfinancial assets. The update is effective for public business entities for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period; and, annual reporting periods beginning after December 15, 2018, and interim periods within annual periods beginning after December 15, 2019 for all other entities with early adoption permitted. The Group is evaluating the effect that this guidance will have on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 (“ASU 2017-09”), Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. This standard provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, Compensation-Stock Compensation, to a change to the terms or conditions of a share-based payment award. The updated guidance is effective for interim and annual periods beginning after December 15, 2017 for all entities, and early adoption is permitted. The Group is evaluating the effect that this guidance will have on its consolidated financial statements.

3.	CONCENTRATION OF RISKS

(a)	Credit risk

Financial instruments that potentially subject the Group to significant concentrations of credit risk consist primarily of cash and cash equivalents, restricted cash, accounts receivable, accounts receivable from related parties and receivable from MVNO franchisees. As of December 31, 2016 and 2017, the aggregate amount of cash and cash equivalents and restricted cash of US$2,563 and US$4,545, respectively, were held at major financial institutions located in the PRC, and US$2,200 and US$11,974, respectively, were deposited with major financial institutions located outside the PRC. Management believes that these financial institutions are of high credit quality and continually monitors the credit worthiness of these financial institutions. Historically, deposits in Chinese banks are secure due to the state policy on protecting depositors’ interests. However, China promulgated a new Bankruptcy Law in August 2006 that came into effect on June 1, 2007, which contains a separate article expressly stating that the State Council may promulgate implementation measures for the bankruptcy of Chinese banks based on the Bankruptcy Law. Under the new Bankruptcy Law, a Chinese bank may go into bankruptcy. In addition, since China’s concession to the World Trade Organization, foreign banks have been gradually permitted to operate in China and have been significant competitors against Chinese banks in many aspects, especially since the opening of the Renminbi business to foreign banks in late 2006. Therefore, the risk of bankruptcy of those Chinese banks in which the Group has deposits has increased. In the event of bankruptcy of one of the banks which holds the Group’s deposits, it is unlikely to claim its deposits back in full since it is unlikely to be classified as a secured creditor based on PRC laws.

Accounts receivable, accounts receivable from related parties and receivable from MVNO franchisees are both typically unsecured, and are derived from revenues earned from customers. The risk is mitigated by credit evaluations the Group performs on its ongoing credit evaluations of its customers’ financial conditions and ongoing monitoring process of outstanding balances. The Group maintains reserves for estimated credit losses and these losses have generally been within expectations.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

3.	CONCENTRATION OF RISKS (CONTINUED)

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

(i) Business supplier risk – the Group’s MVNO operations are dependent upon telecommunication resources provided by China Unicom. There is no guarantee that the supply of telecommunication resources provided by China Unicom will be renewed annually. Further, there is no guarantee around the continuance of the MVNO license granted by the PRC government Ministry of Industry and Information Technology which may be amended or discontinued in light of changes to political, economic and social reforms.

(ii) Customer risk – The success of the Group’s business going forward will rely in part on Group’s ability to continue to obtain and expand business from existing customers while also attracting new customers. The Group has a diversified base of customers covering its services and the revenue from the largest single customer A accounted for 9%, customer B accounted for 23% and customer C accounted for 41% of the Group’s total net revenues for the three years ended December 31, 2015, 2016 and 2017, respectively, and the accounts receivable from the largest single customer B accounted for 25% and customer C accounted for 47% of the Group’s total accounts receivable and accounts receivable from related parties for the years ended December 31, 2016 and 2017, respectively.

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

(c) Foreign currency exchange rate risk

From July 21, 2005, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. The appreciation / (depreciation) of the US$ against RMB was approximately 6.1%, 6.8% and (5.8%) in the years ended December 31, 2015, 2016 and 2017, respectively. The appreciation / (depreciation) of the US$ against Rupee was approximately 4.7%, 3.3% and (5.9%) in the years ended December 31, 2015, 2016 and 2017, respectively.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

4.	ACQUISITIONS

Reverse Acquisition

The Company was a NASDAQ listed special purpose acquisition company formed for the purpose of effecting a merger, acquisition, or similar business combination. On August 18, 2017, the Company completed the acquisition of Borqs International in an all-stock transaction (the “Merger”). The Company issued 25,913,950 of its ordinary shares (“Merger Consideration Shares”) to Borqs International’s shareholders in exchange for the transfer of 100% equity interest in Borqs International to the Company and Borqs International became the Company’s wholly own subsidiary.

Of the Merger Consideration Shares, a total of 25,913,950 ordinary shares were issued to Borqs International’s shareholders at closing, with 942,467 of such shares deposited into escrow for indemnification obligations (“Indemnity shares”), 2,352,285 of such shares deposited in escrow subject to Borqs Technologies meeting certain earn-out requirements, (“Earnout Shares” and together with the Indemnity Shares, the “Escrow Shares”) in the event certain net income earnout conditions are met during the period from July 1, 2017 to June 30, 2018 (“Earnout Period”) and 1,178,084 ordinary shares were issued to a financial advisor engaged by Borqs International in connection with the Merger. As transfers between the shareholders of the Company, the Escrow Shares did not have any impact on the Company’s financial statements.

Additionally at the effective time of the Merger, the holders of Borqs International issued and outstanding warrants (Note 10) received replacement warrants to acquire an aggregate of 417,166 Borqs Technologies’ ordinary shares (“Replacement Warrants”), and the holders of Borqs International issued and outstanding options (Note 15) had their options assumed by Borqs Technologies to hold options to acquire Borqs Technologies’ ordinary shares upon the exercise of those options (“Assumed Options”).

Equity classified instruments including (i) an option to purchase up to 400,000 units at $10.00 per unit (“Unit Purchase Option”), (ii) 5,750,000 public warrants and (iii) 531,875 private warrants issued by the Company prior to the Merger remain outstanding. Each unit consists of one ordinary share of the Company, one right (convertible into one tenth of an ordinary share) and one warrant to purchase one half of one ordinary share at $12. Each public and private warrant also entitles the holder to purchase one half of one ordinary share at $12.00 per whole share.

Borqs International was determined as the accounting acquirer in the Merger in accordance with ASC 805, Business Combinations. This determination was primarily based on the Group comprising the ongoing operations, with its senior management operating the business going forward, and Borqs International’s shareholders having the majority voting power of the combined entity. Consequently, in the transaction with a special purpose acquisition company whereby the operating company, Borqs International was identified as the accounting acquirer, the Merger was treated as a capital transaction involving the issuance of the Company’s ordinary shares. The historical consolidated financial statements for all periods prior to the consummation of the Merger only reflect the historical consolidated financial statements of Borqs International. Subsequent to the Merger, the consolidated financial statements reflect the results of the combined entity. The historically issued and outstanding Borqs International’s ordinary shares have been recasted to retrospectively reflect the number of ordinary shares issued in the Merger in all periods presented.

As the Merger occurred between public accounting acquiree and a private accounting acquirer, the determination of consideration is based on the fair value of the legal acquirer’s stock. Difference between purchase consideration of US$45,734 transferred and net assets of US$18,059 acquired, which was predominately cash, was recorded in additional paid-in capital.

Transaction Expenses

Advisory, financing, integration and other transaction costs directly related to the Merger totaled US$15.3 million for the year ended December 31, 2017, including US$8.8 million in share-based compensation expense recorded for the ordinary shares issued to the financial advisors.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

5.	INVENTORIES

Inventories consisted of the following as of December 31, 2016 and 2017:

	As of December 31,
	2016	2017
	US$	US$

Raw materials	5,406	11,588
Goods in transit	7,164	4,643
Work in process	1,023	977
Finished goods	127	741

Less: Provision	(1,038)	(918)

Inventories, net	12,682	17,031

6.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of December 31,
	2016	2017
	US$	US$

Staff advances	293	312
Prepayment for products	-	1,008
Advance to OEM	3,739	3,662
Rental and other deposits	1,048	1,203
VAT recoverable	963	2,189
Loan to third parties	519	1,469
Receivable from an agent	-	6,318
Others	37	79

	6,599	16,240

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

7.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of December 31,
	2016	2017
	US$	US$
At cost:
Leasehold improvements	837	933
Computer and network equipment	5,801	6,458
Office equipment	763	918
Motor vehicles	220	233
	7,621	8,542
Less: accumulated depreciation	(6,133)	(7,180)

	1,488	1,362

Depreciation expense was US$1,371, US$1,011 and US$501 for the years ended December 31, 2015, 2016 and 2017, respectively, and were included in the following captions:

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$

Cost of revenues	472	347	140
Sales and marketing expenses	54	15	13
General and administrative expenses	144	277	190
Research and development expenses	701	372	158

	1,371	1,011	501

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

8.	INTANGIBLE ASSETS, NET

The following table presents the Group’s intangible assets as of the respective balance sheet dates:

	Software	Capitalized software development costs	License	Total
	US$	US$	US$	US$

Balance as of January 1, 2016	2,337	3,266	7,659	13,262
Additions	315	4,915	-	5,230
Amortization expense	(205)	(1,098)	(843)	(2,146)
Foreign currency translation difference	(153)	(209)	(486)	(848)

Balance as of December 31, 2016	2,294	6,874	6,330	15,498
Additions	348	7,248	54	7,650
Amortization expense	(253)	(2,784)	(898)	(3,935)
Foreign currency translation difference	140	262	389	791

Balance as of December 31, 2017	2,529	11,600	5,875	20,004

The intangible assets are amortized using the straight-line method, which is the Group’s best estimate of how these assets will be economically consumed over their respective estimated useful lives of 3-10 years.

Amortization expense was US$1,109, US$2,146 and US$3,935 for the years ended December 31, 2015, 2016 and 2017, respectively.

The annual estimated amortization expenses for the intangible assets for each of the next five years are as follows:

US$

2018	6,407
2019	5,272
2020	3,322
2021	1,114
2022	1,090

17,205

9.	GOODWILL

The changes in the carrying amount of goodwill were as follows:

	As of December 31,
	2016	2017
	US$	US$

Balance as of January 1	741	693
Foreign currency translation difference	(48)	43

Balance as of December 31	693	736

No impairment charge was recorded in any of the three years ended December 31, 2016 and 2017.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

10.	BANK AND OTHER BORROWINGS

Bank and other borrowings are as follows as of the respective balance sheet dates:

	As of December 31,
	2016	2017
	US$	US$

Short-term bank and other borrowings	6,306	12,648
Long-term bank borrowings, current portion	1,381	5,432
	7,687	18,080

Long-term bank borrowings, non-current portion	4,491	-

Total borrowings	12,178	18,080

The short-term bank borrowings outstanding as of December 31, 2016 and 2017 bore a weighted average interest rate of 6.89% and 6.73% per annum, respectively, and were denominated in RMB and US$. These borrowings were obtained from financial institutions and have term of one year.

The long-term bank borrowings, current portion outstanding as of December 31, 2017 bore a weighted average interest rate of 7.97%, and were denominated in US$. These borrowings were obtained from financial institutions located in USA, and have terms of three years.

On November 28, 2017, the Company entered into short-term loan agreements with HHMC Microelectronic Co., Limited of US$5,000,000 with an interest rate of 14.6% per annum and a maturity term of three months, for working capital.

Bank borrowings as of December 31, 2017 were pledged by the account receivable amounted to US$43,135.

As of December 31, 2017, the Company was in breach of two of the financial covenants under a long-term bank borrowing with an outstanding balance of US$1,515. The breach would result in acceleration of the repayment according to the contract term. Therefore, the outstanding balance was reclassified as current liability as of December 31, 2017.

In August 2016, the Group issued 2,515,123 and 1,900,800 warrants (“2016 Warrants”) to two banks in connection with a short term loan facility of $2,000,000 and a long term loan facility of $6,000,000 respectively, for working capital purpose. The 2016 Warrants entitled the banks to subscribe for Series D convertible redeemable preferred shares at the exercise price of $0.5059. The 2016 Warrants shall lapse and expire after 5 and 7 years from their issuance dates, respectively. The 2016 Warrants were replaced by Replacement Warrants to acquire an aggregate of 417,166 the Group’s ordinary shares at the consummation date of the Merger.

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

As part of the Merger, the 2016 Warrants were replaced by Replacement Warrants to acquire an aggregate of 417,166 the Group’s ordinary shares classified as permanent equity. As the modification of the 2016 Warrants term resulted in the reclassification of the 2016 Warrants from liability to equity, the 2016 Warrants amounted to US$1,544 were re-measured at fair value upon Merger and reclassified to additional paid in capital as of December 31, 2017.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

11.	ACCRUED EXPENSES AND OTHER PAYABLES

The components of accrued expenses and other payables are as follows:

	As of December 31,
	2016	2017
	US$	US$

Payroll and welfare payable	3,235	2,030
Accrued liability	50	-
VAT, and other taxes payable	831	2,473
Payables for office supply and utilities	743	711
Payables for purchase of property and equipment	432	52
Professional service fees	-	3,161
Deposits from agents	2,315	3,509
Others	28	227
	7,634	12,163

12.	DEFERRED GOVERNMENT GRANTS

The government grants received are required to be used in construction of property and equipment. These grants are initially deferred and subsequently recognized in the statement of operations over the life of the related assets as other operating income.

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$

Balance at beginning of the year	7,316	4,014	2,108
Recognized as other operating income	(2,880)	(1,650)	(281)
Foreign currency translation difference	(422)	(256)	130
Balance at ending of the year	4,014	2,108	1,957

13.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss, net of tax of nil, are as follows:

	Foreign currency translation	Total
	US$	US$

Balance as of January 1, 2015	139	139
Current year other comprehensive loss	(1,288)	(1,288)
Balance as of December 31, 2015	(1,149)	(1,149)
Current year other comprehensive loss	(1,477)	(1,477)
Balance as of December 31, 2016	(2,626)	(2,626)
Current year other comprehensive income	2,119	2,119
Balance as of December 31, 2017	(507)	(507)

14.	MAINLAND CHINA EMPLOYEE CONTRIBUTION PLAN

As stipulated by the regulations of the PRC, full-time employees of the Group in the PRC participate in a government-mandated multiemployer defined contribution plan organized by municipal and provincial governments. Under the plan, certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The Group is required to make contributions to the plan based on certain percentages of employees’ salaries. The total expenses the Group incurred for the plan were US$2,238, US$2,362 and US$2,527, respectively, for the years ended December 31, 2015, 2016 and 2017.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

15.	SHARE BASED COMPENSATION

Share-based awards under the 2007 Plan

In order to provide additional incentives to employees and to promote the success of the Group’s business, the Group adopted a share incentive plan in (the “2007 Plan”) December 2007, which was last amended in February 2011. The 2007 Plan allows the Group to grant options to employees, directors, consultants or members of the board of directors of the Group. Under the 2007 Plan, the maximum aggregate number of shares that may be issued shall not exceed 38,700,000. The terms of the options shall not exceed ten years from the date of grant. 25% of the shares subject to the options shall vest on the first anniversary of the vesting commencement date, and 1/48 of the shares subject to the options shall vest each month thereafter over the next three years, provided the optionee continues to be a service provider to the Group. Thus, there is an explicit service condition of 4 years. In addition, the options contain a performance condition whereby vesting will commence upon the earlier to occur of an initial public offering or a change in control as defined in the 2007 Plan, provided there is continued employment of the optionees on such date.

During the years ended December 31, 2015, December 31, 2016 and the period ended August 18, 2017, the Group granted 6,525,190, 610,000 and 9,085,000 shares of options, respectively, to purchase ordinary shares to employees, officers, and directors with the exercise price of $0.459, $0.56 and $0.678 ~ $0.859 per share, respectively.

The following table summarizes the Group’s option activities under the 2007 Plan:

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		(US$)	(Years)	(US$)

Outstanding, January 1, 2015	29,554,630	0.27	6.88	308
Granted	6,525,190	0.46
Forfeited	(4,042,580)	0.36

Outstanding, December 31, 2015	32,037,240	0.30	4.97	308

Vested and expect to vest at December 31, 2015	32,037,240	0.30	4.97	308

Outstanding, January 1, 2016	32,037,240	0.30	4.97	308
Granted	610,000	0.56
Forfeited	(5,190,297)	0.34

Outstanding, December 31, 2016	27,456,943	0.30	5.26	308

Vested and expected to vest at December 31, 2016	27,456,943	0.30	5.26	308

Outstanding, January 1, 2017	27,456,943	0.30	5.26	308
Granted	9,085,000	0.70
Forfeited	(8,007,606)	0.04

Outstanding, August 18, 2017	28,534,337	0.48	6.99	-

Vested and expected to vest at August 18, 2017	28,534,337	0.48	6.99	-

As of August 18, 2017, no options were vested and exercisable given the performance condition in place described above. Historically, compensation cost related to performance options that only vest upon the consummation of an initial public offering or change in control event was recognized when the offering or change in control event was consummated. Accordingly, the Group did not recognized any compensation cost under the 2007 Plan.

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the fair value of the underlying stock at each reporting date, for those awards that have an exercise price below the estimated fair value of the Group’s shares.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

15.	SHARE BASED COMPENSATION (CONTINUED)

As of December 31, 2015, 2016 and August 18, 2017, the Group had options outstanding to purchase an aggregate of 5,500,000 shares, 5,500,000 shares and nil with an exercise price below the fair value of the Group’s shares, resulting in an aggregate intrinsic value of US$308, US$308 and nil, respectively.

Consummation of reverse acquisition in 2017

Upon the consummation of the Merger, the holders of Borqs International issued and outstanding options had their options assumed by the Company and now hold options to acquire a total of 2,695,194 of the Company’s ordinary shares upon exercise of those options. In addition, the performance condition whereby vesting will commence upon the earlier to occur of an initial public offering or a change in control (collectively, “IPO condition”) as defined in the 2007 Plan was removed.

Pursuant to ASC 718, the cancellation of the terms or conditions of an equity award under original award in exchange for a new award should be treated as modification. As the IPO condition was not expected to be satisfied as of the modification date, the original grant-date fair value is no longer used to measure compensation cost for the awards. As a result, the compensation cost recognized for the replacement awards would be based on the modification date fair value of the awards. For those awards that were fully vested at the time of the modification, the Group recognized a one-time catch up of US$5,658 in share-based compensation expense upon the Merger.

On November 18, 2017, the Group granted 180,000 share of options to purchase ordinary shares to directors with the exercise price of $5.30 share.

	Number of options	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value
		(US$)	(Years)	(US$)

Converted under Assumed Options:
Outstanding, August 18, 2017	2,695,194	5.08	6.99	6,561
Granted	180,000	5.30
Forfeited	(49,804)	6.58

Outstanding, December 31, 2017	2,825,390	5.38	6.43	6,860

Vested and expected to vest at December 31, 2017	2,825,390	5.38	6.43	6,860

As of August 18, 2017 and December 31, 2017, the Group had options outstanding to purchase an aggregate of 2,583,250 and 2,735,174 shares with an exercise price below the fair value of the Group’s shares, resulting in an aggregate intrinsic value of US$6,561 and US$6,860, respectively.

The Group calculated the estimated fair value of the options on the respective grant dates using the binomial-lattice option valuation model with the following assumptions for each applicable period which takes into account variables such as volatility, dividend yield, and risk-free interest rate, contractual term of the option, the probability that the option will be exercised prior to the end of its contractual life, and the probability of termination or retirement of the option holder in computing the value of the option:

	Year 2015	Year 2016	Year 2017

Risk-free interest rates	1.95%-2.28%	1.58%-2.60%	1.06%-2.32%
Expected life (years)	10 years	10 years	10 years
Expected volatility	40%-45%	45%-46%	31.9%-43.9%
Expected dividend yield	0%	0%	0%
Exercise multiple	2.20	2.20	2.20
Post-vesting forfeit rate	10%	10%	10%
Fair value of underlying ordinary shares	US$0.158-US$0.231	US$0.615-US$0.697	US$7.45
Fair value of share option	US$0.026-US$0.096	US$0.309-US$0.315	US$2.34-US$7.45

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

15.	SHARE BASED COMPENSATION (CONTINUED)

Total compensation expense relating to share options granted to employees recognized for the year ended December 31, 2017 is as follows:

For the year ended December 31, 2017

Cost of revenues	-
Sales and marketing expenses	1,470
General and administrative expenses	1,277
Research and development expenses	3,143

5,890

Ordinary shares issued in 2017

On March 17, 2017, the Group issued 450,000 ordinary shares to certain employees and a non-employee for a total proceeds of US$62. The fair value of the ordinary shares in excess of the proceeds received by the Group was immediately recognized as compensation expense which amounted to US$324. The 450,000 ordinary shares were fully vested as of December 31, 2017.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

16.	TAXATION

Enterprise income tax (“EIT”)

British Virgin Islands

The Company is incorporated in the British Virgin Islands and conducts its primary business operations through the subsidiaries and VIEs in the PRC, India and Hong Kong. Under the current laws of the British Virgin Islands, the Company is not subject to tax on income or capital gains.

Cayman Islands

Borqs International is incorporated in the Cayman Islands and conducts its primary business operations through the subsidiaries and VIEs in the PRC, India and Hong Kong. Under the current laws of the Cayman Islands, Borqs International is not subject to tax on income or capital gains.

Hong Kong

Borqs HK is subject to Hong Kong profits tax rate of 16.5% for the years ended December 31, 2015, 2016 and 2017. No provision for Borqs HK profits tax has been made in the consolidated financial statements as the entity had losses in the years ended December 31, 2015, 2016 and 2017.

India

Borqs India is subject to income tax rate of 32.45% for the years ended December 31, 2015, 2016 and 2017. Amounts of US$1,158, US$1,684 and US$2,024 are included as income tax expense for the years ended December 31, 2015, 2016 and 2017, respectively.

The PRC

The Group’s PRC subsidiaries are incorporated in the PRC and subject to PRC EIT on the taxable income in accordance with the relevant PRC income tax laws.

Effective January 1, 2008, the statutory corporate income tax rate is 25%, except for certain entities eligible for preferential tax rates.

BORQS Beijing was qualified for a High and New Technology Enterprises (“HNTE”) since 2012 and is eligible for a 15% preferential tax rate from 2012 to 2014. In July 2015, BORQS Beijing obtained a new HNTE certificate, which will expire in July 2018. For the years ended December 31, 2015, 2016 and 2017, BORQS Beijing enjoyed a preferential tax rate of 15%.

Yuantel Telecom was qualified for a High and New Technology Enterprises (“HNTE”) since 2011 and is eligible for a 15% preferential tax rate from 2011 to 2013. In October 2014, Yuantel Telecom obtained a new HNTE certificate, which expired in October 2017. Yuantel Telecom has successfully renewed the HNTE certificate in December 2017 with effective term of three years. In accordance with the PRC Income Tax Laws, an enterprise awarded with the HNTE status may enjoy a reduced EIT rate of 15%. For the years ended December 31, 2015, 2016 and 2017, Yuantel Telecom enjoyed a preferential tax rate of 15%.

The Group’s other PRC subsidiaries were subject to EIT at a rate of 25% for the years ended December 31, 2015, 2016 and 2017.

The New EIT Law also provides that enterprises established under the laws of foreign countries or regions and whose “place of effective management” is located within the PRC are considered PRC tax resident enterprises and subject to PRC income tax at the rate of 25% on worldwide income. The definition of “place of effective management” refers to an establishment that exercises, in substance, overall management and control over the production and business, personnel, accounting, properties, etc. of an enterprise. As of December 31, 2017, no detailed interpretation or guidance has been issued to define “place of effective management”. Furthermore, as of December 31, 2017, the administrative practice associated with interpreting and applying the concept of “place of effective management” is unclear. If the Group is deemed as a PRC tax resident, it would be subject to PRC tax under the New CIT Law. The Group will continue to monitor changes in the interpretation or guidance of this law.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

16.	TAXATION (CONTINUED)

Profit (loss) before income taxes consists of:

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$

Non-PRC	3,241	2,777	(7,138)
PRC	(1,595)	2,478	(2,902)

	1,646	5,255	(10,040)

Income tax expense comprises of:

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$

Current	(1,895)	(2,257)	(1,382)
Deferred	1,044	(402)	(937)

	(851)	(2,659)	(2,319)

The reconciliation of tax computed by applying the statutory income tax rate of 25% for the years ended December 31, 2015, 2016 and 2017 applicable to the PRC operations to income tax expense is as follows:

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$

Profit (loss) before income taxes	1,646	5,255	(10,040)

Income tax (expense) income computed at the statutory income tax rate at 25%	(412)	(1,314)	2,510
Non-deductible expenses	(166)	(491)	(2,698)
Non-taxation income	1,300	414	68
Preferential rate	(423)	400	(324)
Current and deferred tax rate differences	790	310	55
Foreign rate differences	(292)	560	(426)
Change of valuation allowance	(1,643)	(2,529)	(1,039)
Taxable income	-	-	(215)
Deferred tax	-	74	-
Interest expense	(5)	(83)	(250)

Income tax expense	(851)	(2,659)	(2,319)

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

16.	TAXATION (CONTINUED)

Deferred Taxes

The significant components of deferred taxes are as follows:

	As of December 31,
	2016	2017
	US$	US$
Deferred tax assets
Inventories provision	156	229
Accrued salary and welfare payable	274	165
Property and equipment	20	14
Tax losses	13,279	14,769
Valuation allowance	(12,675)	(13,714)
Total deferred tax assets	1,054	1,463

Deferred tax liabilities
Intangible assets	2,146	2,004
Deferred cost of revenue	24	1,551

Total deferred tax liabilities	2,170	3,555

As of December 31, 2017, the Group had net tax operating losses from its PRC subsidiaries and its Consolidated VIEs, as per filed tax returns, of US$38,503, which will expire from 2018 to 2022. The Group has net tax operating loss from its HK subsidiary of US$15,500, which will not expire.

As of December 31, 2017, the Group intends to permanently reinvest the undistributed earnings from its foreign subsidiaries and the Consolidated VIEs to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries and the Consolidated VIEs is not determined because such a determination is not practicable.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

16.	TAXATION (CONTINUED)

Unrecognized Tax Benefits

As of December 31, 2016 and 2017, the Group recorded an unrecognized tax benefits of US$4,053 and US$4,547, respectively, of which, US$2,381 and US$2,764, respectively, are presented on a net basis against the deferred tax assets related to tax loss carry forwards on the consolidated balance sheets. The unrecognized tax benefits and its related interest are primarily related to under-reported intercompany profit. The amount of unrecognized tax benefits will change in the next 12 months, pending clarification of current tax law or audit by the tax authorities, however, an estimate of the range of the possible change cannot be made at this time. As of December 31, 2016 and 2017, unrecognized tax benefits of US$1,681 and US$2,043, if ultimately recognized, will impact the effective tax rate.

A roll-forward of unrecognized tax benefits is as follows:

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$

Balance at beginning of year	620	2,177	4,053
Additions based on tax positions related to the current year	1,557	1,876	217
Foreign currency translation difference	-	-	277

Balance at end of year	2,177	4,053	4,547

In the years ended December 31, 2016 and 2017, the Group recorded interest expense accrued in relation to the unrecognized tax benefit of US$83 and US$250 in income tax expense, respectively. Accumulated interest expense recorded by the Group was US$88 and US$338 as of December 31, 2016 and 2017, respectively. As of December 31, 2017, the tax years ended December 31, 2012 through 2017 for the PRC subsidiaries and the VIE remain open for statutory examination by the PRC tax authorities.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

17.	RELATED PARTY TRANSACTIONS

(a)	Related parties

Names of related parties	Relationship with the Group
Intel Capital Corporation (“Intel”) and its affiliates	Intel was a shareholder *
Qualcomm Global Trading PTE. Ltd (“Qualcomm”) and its affiliates	Qualcomm was a shareholder *

(b)	Other than disclosed elsewhere, the Group had the following significant related party transactions for the years ended December 31, 2015, 2016 and 2017:

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$
Software services provided to:
Intel Corporation	6,204	271	*
Intel (China) Co., Ltd.	5	9	*
Intel Asia-Pacific Research and Development Ltd.	328	119	*
Intel (China) Research Center Co., Ltd.	-	57	*

Hardware sold to:
Intel Corporation	55	-	*

(c)	The Group had the following related party balances as of December 31, 2016 and 2017:

	As of December 31,
	2016	2017
	US$	US$
Accounts receivable from related parties:
Current:
Intel Corporation	481	*
Intel (China) Co., Ltd.	-	*
Intel Asia-Pacific Research and Development Ltd.	9	*

All balances with the related parties as of December 31, 2016 were unsecured, interest-free and have no fixed terms of repayment.

* Upon the consummation of the Merger, both entities ceased to be shareholders of the Group.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

18.	RESTRICTED NET ASSETS

The Group’s ability to pay dividends is primarily dependent on the Group receiving distributions of funds from its subsidiaries. Relevant PRC statutory laws and regulations permit payments of dividends by the VIE and subsidiaries of the VIE incorporated in PRC only out of their retained earnings, if any, as determined in accordance with PRC accounting standards and regulations. The consolidated results of operations reflected in the consolidated financial statements prepared in accordance with U.S. GAAP differ from those reflected in the statutory financial statements of the Group’s subsidiaries.

Under PRC law, the Group’s subsidiaries, VIE and the subsidiaries of the VIE located in the PRC (collectively referred as the “PRC subsidiaries”) are required to provide for certain statutory reserves, namely a general reserve, an enterprise expansion fund and a staff welfare and bonus fund. The PRC subsidiaries are required to allocate at least 10% of their after tax profits on an individual company basis as determined under PRC accounting standards to the statutory reserve and has the right to discontinue allocations to the statutory reserve if such reserve has reached 50% of registered capital on an individual company basis. In addition, the registered capital of the PRC subsidiaries is also restricted.

Appropriations to the enterprise expansion fund and staff welfare and bonus fund are at the discretion of the Board of Directors of the subsidiary. The PRC subsidiaries are also subject to similar statutory reserve requirements. These reserves can only be used for specific purposes and are not transferable to the Group in the form of loans, advances or cash dividends. As of December 31, 2016 and December 31, 2017, the Group’s PRC subsidiaries had appropriated US$1,898 and US$1,898, respectively, in its statutory reserves.

As a result of these PRC laws and regulations subject to the limit discussed above that require annual appropriations of 10% of after-tax income to be set aside, prior to payment of dividends as general reserve fund, the Group’s PRC subsidiaries are restricted in their ability to transfer a portion of their net assets to the Group. Amounts restricted include paid-in capital and statutory reserve funds of the Group’s PRC subsidiaries and the equity of the Consolidated VIEs, as determined pursuant to PRC generally accepted accounting principles, totaling an aggregate of US$1,898 as of December 31, 2017.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

19.	CONVERTIBLE REDEEMABLE PREFERRED SHARES

On December 27, 2007, March 17, 2008, September 26, 2008 and October 8, 2008, the Group issued 19,800,000, 3,100,000, 12,000,000 and 5,000,000 Series A convertible redeemable preferred shares (the “Series A Preferred Shares”), respectively, to certain external investors at a price of $0.20 per share for a total cash consideration of $7,980. The cash proceeds received was $7,889, net of issuance costs of $91.

On June 26, 2009, August 19, 2009 and October 12, 2009, the Group issued 64,285,715,15,000,000 and 3,571,428 Series B convertible redeemable preferred shares (the “Series B Preferred Shares”), respectively, to certain external investors at a price of $0.21 per share for a total consideration of $17,400 (includes cash proceeds of $14,400 and $3,000 upon conversion of convertible notes). The cash proceeds received was $14,242, net of issuance costs of $158.

On February 14, 2011 and May 24, 2012, the Group issued 38,181,817 and 5,454,545 Series C convertible redeemable preferred shares (the “Series C Preferred Shares”), to certain external investors at the price of $0.275 per share for a total cash consideration of $12,000. The cash proceeds received was $11,817, net of issuance costs of $183.

On August 20, 2014 the Group issued 23,721,443 Series D convertible redeemable preferred shares (the “Series D Preferred Shares”), to certain external investors at the price of $0.33725 per share for a total cash consideration of $8,000. The cash proceeds received was $7,874, net of issuance costs of $126.

On February 8, 2017 and March 2, 2017, the Group closed the issuances of 10,325,126 and 2,950,036 Series E convertible redeemable preferred shares (the “Series E Preferred Shares”), respectively, for a purchase price of $0.678 per share. Concurrently, Series E-1 Warrants to purchase up to an aggregate of 7,094,164 Series E-1 convertible preferred shares (the “Series E-1 Preferred Shares”) were issued and immediately exercised, at $0.001 per share. The total cash proceeds received was US$9,008, net of issuance costs of US$312. Net proceeds were allocated to the Series E Preferred Shares and Series E-1 Preferred Shares based on their relative fair value on closing dates.

Series E-1 Preferred Shares shall vote with Series E Preferred Shares as a single class. Series E-1 Preferred Shares have neither redemption rights nor any other rights preferential to the ordinary shares and therefore Series E-1 Preferred Shares are classified as permanent equity.

The significant terms of the Series A, Series B, Series C, Series D, and Series E convertible redeemable preferred shares (together “Convertible Redeemable Preferred Shares”) are summarized as follows.

Conversion

Convertible Redeemable Preferred Shares can be converted into ordinary shares at the option of the holder at any time by dividing the applicable original purchase price by the applicable conversion price which is initially equal to the original purchase price and as such, the initial conversion ratio for each Convertible Redeemable Preferred Shares into each ordinary share shall be one-for-one.

Convertible Redeemable Preferred Shares shall automatically be converted into ordinary shares at the then-effective conversion rate applicable to the relevant series of Preferred Shares: (a) in the event of the closing of a Qualified IPO; or (b) in relation only to Series A and Series B Preferred Shares, upon the approval and written consent of a majority of the outstanding Series A and Series B Preferred Shares holders to convert their respective Preferred Shares into ordinary shares.

The conversion price is subject to additional adjustments if the Group makes certain dilutive issuances of shares.

Dividends

Series D and Series E Preferred Shares shall receive dividends at an annual rate of six percent (6%) of the original purchase price in preference and priority to any dividends on the Series A, Series B, Series C Preferred Shares and ordinary shares. Dividends on Series D and Series E Preferred Shares shall be cumulative whether declared by the Board of Directors or not.

Each holder of Series A, Series B and Series C Preferred Shares is entitled to receive non-cumulative dividends when and if declared by the Board of Directors of the Group in preference and priority to any dividends on ordinary shares, after all accumulated dividends on the Series D and Series E Preferred shares have been paid or set aside for payment to the holders of Series D and Series E Preferred Shares in a calendar year.

Any additional dividends declared, after all accumulated dividends and declared dividends on the Preferred Shares have been paid or set aside for payment to the holders of Preferred Shares in a calendar year, shall be distributed among all holders of ordinary shares and Preferred Shares.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

19.	CONVERTIBLE REDEEMABLE PREFERRED SHARES (CONTINUED)

Redemption

All outstanding Convertible Redeemable Preferred Shares can be redeemed at the election of the majority holders at any time after the fifth anniversary of the first issuance date of Series E Preferred Shares.

Prior to the fifth anniversary of the first issuance date of Series E Preferred Shares, all outstanding Series C Preferred Shares held by Intel can be redeemed at any time of the holder’s election to redeem for investigation or for breach as defined in the Memorandum of Association and Articles of Association.

Prior to the fifth anniversary of the first issuance date of Series E Preferred Shares, all outstanding Series D and Series E Preferred Shares can be redeemed at any time of a holder of Series D and a holder of Series E Preferred Shares’ election to redeem for breach event or to redeem for investigation and failure to obtain MVNO license event as defined in the Memorandum of Association and Articles of Association.

Convertible Redeemable Preferred Shares are redeemed at a price equal to 150% the original purchase price plus any unpaid declared dividends. The redemption price for Preferred Shares under the event of the election of Intel, a holder of Series D Preferred Shares or a holder of Series E Preferred Shares to redeem for investigation is set to be 100% of the original purchase price.

The redemption price for Convertible Redeemable Preferred Shares under the event of the election of Intel, a holder of Series D Preferred Shares or a holder of Series E Preferred Shares to redeem for breach is set to be 150% of the original purchase price.

Winding up / Liquidation

In the event of any liquidation, dissolution, or winding up of the Group, either voluntary or involuntary, distributions to the shareholders of the Group shall be made as stated below.

The holders of Series E Preferred Shares then outstanding are entitled to be paid first out of the assets of the Group available for distribution a liquidation preference in an amount per Preferred Share equal to the sum of (i) 150% of the original purchase price as adjusted and (ii) all unpaid accumulated dividends, in priority to any other holders of Preferred Shares or ordinary shares.

Upon full payment of the Series E Preferred Shares liquidation preference, the holders of Series D Preferred Shares are entitled to be paid first out of the assets of the Group available for distribution a liquidation preference in an amount per Preferred Share equal to the sum of (i) 150% of the original purchase price as adjusted and (ii) all unpaid accumulated dividends, in priority to any other holders of Preferred Shares or ordinary shares.

Upon full payment of the Series D and Series E Preferred Shares liquidation preference Series A, Series B and Series C Preferred Shares then outstanding shall be entitled to be paid first out of the assets of the Group available for distribution (and prior and in preference to any payment on the ordinary shares) a liquidation preference in an amount per Series A, Series B and Series C Preferred Shares equal to the sum of (i) the original purchase price applicable to such Preferred Share as adjusted and (ii) all unpaid declared dividends. The holders of Series C Preferred Shares shall receive their liquidation preference amount in preference to holders of Series A and Series B Preferred Shares. Subject to the prior payment of all amounts due to the holders of Preferred Shares, the balance of all remaining assets available for distribution are made with equal priority and pro rata amongst the holders of ordinary shares and the holders of Preferred Shares on an as–converted basis.

Voting

Each share of Convertible Redeemable Preferred Shares has voting rights equal to an equivalent number of shares of ordinary shares into which it is convertible and votes together as one class with the ordinary shares. All directors of the Group’s board of directors are elected by the holders of the outstanding ordinary shares and the Preferred Shares, voting together as a single class on an as-converted basis.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

19.	CONVERTIBLE REDEEMABLE PREFERRED SHARES (CONTINUED)

Accounting for Convertible Redeemable Preferred Shares

The Convertible Redeemable Preferred Shares have been classified as mezzanine equity as they can be redeemed at the option of the holders. The initial carrying values of the Preferred Shares are the total consideration received at their respective dates of issuance net of issuance costs. There were no embedded features except for Series E Preferred Shares that qualified for bifurcation and separate accounting in accordance with ASC 815-10 Derivatives and Hedging.

At the respective closing dates of the Series E Preferred Shares, beneficiary conversion feature was identified and recorded as a reduction of Series E Preferred Shares with an offsetting credit to additional paid-in capital.

As of December 31, 2016 and August 18, 2017, no dividend was declared by the Group. US$1,120 and US$1,709 of dividend was accumulated to the holders of the Series D and Series E Preferred Shares as of December 31, 2016 and August 18, 2017.

Convertible Redeemable Preferred Shares were accreted to redemption value based on the terms stipulated in the Memorandum of Association (“MOA”). Changes in the redemption value are recorded against retained earnings. Upon the consummation of the Merger, all Convertible Redeemable Preferred Shares and Series E-1 Preferred Shares were converted to ordinary shares. Upon conversion, all unamortized discounts, including any original issue discounts and discounts from allocation of proceeds for beneficiary conversion feature, are recognized immediately as deemed dividend and deducted from income available to ordinary shareholders.

The following is the roll-forward of the carrying amounts of Convertible Redeemable Preferred Shares   for the years ended December 31, 2015, 2016 and 2017:

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$
Balance at beginning of the year	65,469	67,886	68,862
Issuance of Series E Preferred Shares	-	-	6,300
Beneficiary conversion feature of Series E Preferred Shares	-	-	(3,258)
Change in redemption value	2,417	976	6,956
Conversion to ordinary shares	-	-	(78,860)

Balance at end of the year	67,886	68,862	-

Series E-1 Preferred Shares of US$2,708 were converted to ordinary shares as of December 31, 2017.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

20.	LOSS PER SHARE

Basic and diluted loss per share for each of the years presented are calculated as follows:

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$
Numerator:
Net income (loss)	795	2,596	(12,359)
Less: net (loss) income attributable to noncontrolling interests	(1,316)	(632)	210
Net income (loss) attributable to Borqs Technologies, Inc.	2,111	3,228	(12,569)
Accretion to redemption value of Convertible Redeemable Preferred Shares	(2,417)	(976)	(6,956)
Allocation to holders of Convertible Redeemable Preferred Shares	-	(2,252)	-
Net loss attributable to Borqs Technologies, Inc.’s ordinary shareholders	(306)	-	(19,525)

Denominator:
Weighted-average number of ordinary shares outstanding—basic	4,224,090	4,224,725	12,842,671
Weighted-average number of ordinary shares outstanding—diluted	4,224,090	4,224,725	12,842,671

Loss per share—Basic:	(0.07)	0.00	(1.52)
Loss per share—Diluted:	(0.07)	0.00	(1.52)

For the year ended December 31, 2017, share options and Replacement Warrants to purchase ordinary shares, Unit Purchase Option, public warrants and private warrants were anti-dilutive and excluded from the calculation of diluted net loss per share.

21.	FAIR VALUE MEASUREMENTS

The Group applies ASC 820, Fair Value Measurements and Disclosures. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820 requires disclosures to be provided on fair value measurement.

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

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

21.	FAIR VALUE MEASUREMENTS (CONTINUED)

2016 Warrants are classified within Level 3. We estimated the fair value of these warrants as of December 31, 2016 and August 18, 2017 using the binomial-lattice option valuation model, based on the remaining contractual term of the warrants, risk-free interest rates and expected volatility of the price of the underlying Series D convertible redeemable preferred shares. The 2016 Warrants are then reclassified to equity following the Merger (Note 4). The assumptions used, including the market value of the underlying Series D convertible redeemable preferred shares and the expected volatility, were subjective unobservable inputs.

Liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurement using:
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Unobservable inputs (Level 3)	Fair value at December 31, 2016
	US$	US$	US$	US$
Warrant liabilities	-	-	1,344	1,344

Liabilities	-	-	1,344	1,344

There are no assets and liabilities measured at fair value on a recurring basis as of December 31, 2017.

Warrant liabilities
US$

Fair value at January 1, 2016	-
Increase in liability	1,332
Changes in the fair value	12
Fair value at December 31, 2016	1,344
Changes in the fair value	200
Fair value at August 18, 2017	1,544
Transfer to permanent equity	(1,544)
Fair value at December 31, 2017	-

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

22.	COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Group leases buildings in the PRC and India under non-cancelable operating leases expiring on different dates. For the years ended December 31, 2015, 2016 and 2017, total rental expenses for all operating leases amounted to US$1,368, US$1,340 and US$1,418, respectively.

As of December 31, 2017, the Group has future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year in relation to office buildings consisting of the following:

US$

2018	1,138
2019	721
2020	654
2021	1,171
2022 and thereafter	-

3,684

Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases.

Income Taxes

As of December 31, 2017, the Group recognized an accrual of US$2,121 for unrecognized tax benefits and its interest (Note 16). The final outcome of the tax uncertainty is dependent upon various matters including tax examinations, interpretation of tax laws or expiration of statutes of limitation. However, due to the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As of December 31, 2017, the Group classified the accrual for unrecognized tax benefits as a non-current liability.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

23.	SEGMENT REPORTING

The operations of the Group are organized into two segments, consisting of Yuantel and Connected Solution.

The CODM measures the performance of each segment based on metrics of revenue and earnings from operations and uses these results to evaluate the performance of, and to allocate resources to each of the segments. CODM does not evaluate operating segments using asset information.

The CODM evaluates performance based on each reporting segment’s net revenue and operating profit (loss). The table below provides a summary of the Group’s operating segment results for the years ended December 31, 2015, 2016 and 2017:

FY2017	Yuantel	Connected Solution	Total segments	Eliminations	Consolidated

Net revenue
-External customers	32,074	122,233	154,307	-	154,307
-Inter-segment	-	1,879	1,879	(1,879)	-
Total net revenue	32,074	124,112	156,186	(1,879)	154,307

Operating loss	331	(8,241)	(7,910)	-	(7,910)

FY2016	Yuantel	Connected Solution	Total segments	Eliminations	Consolidated

Net revenue
-External customers	35,138	85,448	120,586	-	120,586
-Inter-segment	-	2,016	2,016	(2,016)	-
Total net revenue	35,138	87,464	122,602	(2,016)	120,586

Operating profit	(3,589)	8,829	5,240	-	5,240

FY2015	Yuantel	Connected Solution	Total segments	Eliminations	Consolidated

Net revenue
-External customers	19,957	55,115	75,072	-	75,072
-Inter-segment	-	3,615	3,615	(3,615)	-
Total net revenue	19,957	58,730	78,687	(3,615)	75,072

Operating profit	(5,968)	6,789	821	(108)	713

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$

PRC	28,442	41,214	49,761
Outside PRC:
United States	14,978	34,526	23,312
India	7,949	25,126	70,421
Rest of the world	23,703	19,720	10,813
Total net revenue	75,072	120,586	154,307

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

24.	SUBSEQUENT EVENTS

(a)	Repurchase of Shares from Zhengqi International Holding Ltd.

On January 10, 2018, we entered into a stock repurchase agreement (“Stock Repurchase Agreement”) with Zhengqi International Holding Limited (“Zhengqi”), pursuant to which we agreed to repurchase 966,136 of our ordinary shares that were originally issued and sold to Zhengqi on August 18, 2017, at an aggregate purchase price of approximately US$10 million, or US$10.40 per share. In addition, Zhengqi agreed to forfeit all of its rights to 1,278,776 shares that had been held in escrow and which will instead be treated as part of the merger consideration shares under the merger agreement pursuant to which the Company acquired Borqs International. The Stock Repurchase Agreement provides that those shares will be treated in the following manner: 51,151 shares (4% of the total) became additional shares placed in an indemnity escrow account; and 1,227,625 shares were distributed to the former Borqs International shareholders based on their respective proportionate interests in the merger consideration. The funds used in the repurchase were the same amount of funds provided by Zhengqi when the shares were sold to Zhengqi on August 18, 2017 under the Backstop and Subscription Agreement between the Company, Zhengqi and EarlyBirdCapital. The Company and Zhengqi are currently making arrangements for the completion of this transaction.

(b)	Investment into Crave and Colmei.

On January 18, 2018, the Company entered into an agreement with Colmei Technology International Ltd (“Colmei”) and its affiliate Shenzhen Crave Communication Co., Ltd (“Crave”), along with the shareholders of Crave and Colmei (“Selling Shareholders”), pursuant to which the Selling Shareholders agreed to sell to the Company and the Company agreed to acquire 13.8% of the outstanding shares of Crave and 13.8% of the outstanding shares of Colmei from the Selling Shareholders, which will not result in the Company’s significant influence in either Colmei or Crave. Under the agreement, the Company will pay purchase consideration consisting of Company shares and cash. The Company shares will consist of 473,717 ordinary shares to be issued to the Selling Shareholders at closing and cash in the amount of US$10.0 million to be paid to the Selling Shareholders over a period of 36 months. If approved by the Company’s board of directors, the Company will also issue additional shares to the Selling Shareholders if the aggregate value of the Company shares initially issued to the Selling Shareholders under this agreement is less than US$3.0 million on August 18, 2018. This transaction was completed on March 22, 2018.

(c)	Share Purchase by Employees of our Subsidiary in India.

In effort to gain compliance with Nasdaq’s requirement for the Company to have at least 300 round lot shareholders by April 10, 2018, the Company initiated a restricted ordinary shares purchase program through which eligible employees of our wholly owned subsidiary in India, Borqs Software Solutions Private Ltd, were allowed to voluntarily participate in the purchase of between 100 to 250 restricted ordinary shares of the Company pursuant to the terms and conditions of the Company’s 2017 Equity Incentive Plan. The purchase price was set at $9.40 per share which was the closing price of the Company’s ordinary shares as traded on Nasdaq on March 19, 2018, the day immediately prior to the date of the transaction. The participants of the program paid for the shares by having the purchase amount deducted from their payroll on March 23, 2018. A total of 222 employees participated and purchased a total of 29,170 ordinary shares.

(d)	Public Offering of Ordinary Shares

For financing of the Company’s working capital needs and intended acquisitions, the Company is contemplating a public offering of its ordinary shares to be underwritten by the Maxim Group. A registration statement on form S-1 was filed on February 14, 2018 and the Company received a round of comments from the SEC on March 13, 2018. After the filing of this annual report, the Company will immediately respond to those SEC comments and file an amended S-1 incorporating the Company’s 2017 audited financial statements.

(e)	Acquisition of Shanghai KADI Machinery Technology Co., Ltd. (“KADI”)

On January 8, 2018, the Company entered into a letter of intent to acquire a 60% equity interest in KADI, a Chinese company that develops software and hardware solutions for electric vehicle control modules, such as charging, battery management and vehicle controls. We are currently negotiating a definitive agreement to acquire such equity interest for an aggregate of $11.7 million in cash to be paid to KADI and ordinary shares with an agreed-upon value of $3.3 million to be issued to selling shareholders of KADI. KADI is not a customer or a supplier of Borqs.

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

25.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed balance sheets

		As of December 31,
	Note	2016	2017
		US$	US$
ASSETS
Current assets
Cash and cash equivalents		15	2
Prepaid expenses and other current assets		2	164
Amount due from subsidiaries	(b)	50,107	68,643

Total current assets		50,124	68,809

Non-current assets
Investments in subsidiaries		(35,247)	(13,197)

Total non-current assets		(35,247)	(13,197)

Total assets		14,877	55,612

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses and other payables		271	2,810
Short-term bank and other borrowings		-	5,000

Total current liabilities		271	7,810

Total liabilities		271	7,810

Mezzanine equity		68,862	-

Total mezzanine equity		68,862	-

Shareholders’ (deficit) equity
Additional paid-in capital		1,178	120,642
Accumulated deficit		(52,808)	(72,333)
Accumulated other comprehensive loss		(2,626)	(507)

Total shareholders’ (deficit) equity		(54,256)	47,802

Total liabilities, mezzanine equity and shareholders’ equity		14,877	55,612

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

25.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

Condensed statements of operations

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$

Revenues	-	-	-

Cost of revenues	-	-	-

Gross Profit	-	-	-

Operating Expenses
General and administrative expenses	(123)	(383)	(856)

Operating loss	(123)	(383)	(856)

Investment (loss) income	(183)	383	(18,669)

Loss before income taxes	(306)	-	(19,525)

Net loss	(306)	-	(19,525)

Condensed statements of comprehensive loss

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$

Net profit (loss)	2,111	3,228	(12,569)
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments, net of tax of nil	(1,288)	(1,477)	2,119
Other comprehensive loss, net of tax of nil:
Comprehensive income (loss)	823	1,751	(10,450)
Comprehensive income (loss) attributable to the Company’s ordinary shareholders	823	1,751	(10,450)

Condensed statements of cash flows

	For the years ended December 31,
	2015	2016	2017
	US$	US$	US$

Net cash generated from operating activities	156	5	4,118
Net cash used in investing activities	(3,466)	-	(17,117)
Net cash generated from financing activities	-	-	12,986

Net (decrease) increase in cash	(3,310)	5	(13)
Cash at beginning of the year	3,320	10	15

Cash at end of the year	10	15	2

BORQS TECHNOLOGIES, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

(Amounts in thousands of US dollars (“US$”), unless otherwise stated)

25.	PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

(a)	Basis of presentation

In the Company-only financial statements, the Company’s investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since inception.

The Company records its investment in its subsidiary under the equity method of accounting as prescribed in ASC 323-10, Investment-Equity Method and Joint Ventures, and such investment is presented on the balance sheet as “Investment in subsidiaries” and the share of the subsidiaries’ profit or loss is presented as “Share of profits (losses) of subsidiaries and Consolidated VIEs” on the statements of operations.

The subsidiaries did not pay any dividends to the Company for the years presented.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted and as such, these Company-only financial statements should be read in conjunction with the Group’s consolidated financial statements.

(b)	Intercompany transactions

The Company had the following related party balances as of December 31, 2016 and 2017:

	As of December 31,
	2016	2017
	US$	US$
Amount due from subsidiaries
- Borqs HK	50,107	68,643

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

(b)   Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication and (v) monitoring.

Based on that evaluation, our management concluded that these controls were not effective at December 31, 2017. We did not maintain sufficient controls over financial reporting processes due to an insufficient complement of internal personnel with a level of accounting knowledge, experience and training in the application of U.S. GAAP to ensure that the consolidated financial statements were prepared in compliance with U.S. GAAP and SEC requirements properly. This deficiency constitutes as a material weakness of our internal control over financial reporting.

(c)   Changes in Internal Control over Financial Reporting

We identified four material weaknesses in internal control over financial reporting during our preparation of the financial statements for the year ended December 31, 2016: lack of accounting personnel and other resources with which to address its internal control and procedures over financial reporting. Since then, we have implemented the following measures to remediate these material weakness.

The Company has undertaken or is in the process of undertaking certain remedial steps to improve its internal control over financial reporting, including: (i) launching a recruitment program to hire additional senior professional qualified accounting staff with knowledge of U.S. GAAP and SEC reporting, including hiring a vice president of finance with proper qualifications and experience and (ii) implementing regular U.S. GAAP accounting and financial reporting programs, both internal and external, for the Company’s existing accounting and reporting personnel. The Company is formulating internal policies relating to internal control over financial reporting, including preparing a comprehensive written accounting policies and procedures manual that can effectively and efficiently guide its finance and accounting personnel in addressing significant accounting issues and assist in preparing financial statements that are in compliance with U.S. GAAP and SEC requirements.

We plan to take additional measures to further improve our internal control over financial reporting, including (i) establishing an independent audit committee to oversee the design and implementation effectiveness of its internal control over financial reporting, (ii) continuing to hire qualified professionals with U.S. GAAP accounting experience, (iii) providing proper training to our accounting personnel. In addition, we are considering the engagement of an external service provider prior to December 31, 2018 to assist management in evaluating our current internal control over financial reporting and implementing necessary controls and measures to assist it in preparing for compliance with internal control reporting. However, the implementation of these initiatives may not fully address the material weaknesses and significant deficiencies in our internal control over financial reporting. See “Item 1A. Risk Factors — Risks Related to our Business and Industry.” If we fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results or prevent fraud, and investor confidence and the market price of our ordinary shares may be adversely impacted.” In the course of preparing our consolidated financial statements, control deficiencies, including material weaknesses and significant deficiencies, shall be brought to the attention of management of the Company and also to our independent auditors if such are identified. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately and timely report its financial results or prevent fraud, and investor confidence and the market price of its securities may be adversely impacted.

Item 9B.    Other Information

None.

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

The following table provides information regarding our executive officers and directors as of March 27, 2018:

Name	Age	Position	Class
Board of Directors
Pat Sek Yuen Chan	53	Founder, Chairman of the Board, Chief Executive Officer and President	III
Honghui Deng	48	Director	I
Yaqi Feng	35	Director	III
Bill Huang	55	Director	I
Jason Zexian Shen	63	Director	II
Eric Tao	40	Director	III
Joseph Wai Leung Wong	62	Director	II

Executive Officers
Bob Xiao Bo Li, Ph.D.	55	Founder, Executive Vice President of Corporate Affairs and China Sales
Anthony K. Chan	63	Chief Financial Officer, Executive Vice President of Corporate Finance
Simon Sun	51	Executive Vice President and Co-General Manager of Connected Solutions Business Unit
Hareesh Ramanna	56	Executive Vice President and Co-General Manager of Connected Solutions Business Unit
George Thangadurai	55	Executive Vice President and President of International Business
Gene Wuu, Ph.D.	62	Executive Vice President and General Manager of MVNO Business Unit

The principal occupation and business experience of our executive officers and directors is as follows:

Pat Sek Yuen Chan, 53, is the Chairman of our board of directors, as well as our Chief Executive Officer and President. He was the founder and Chairman of the board of directors of Borqs International, and since 2007 he served as Borqs International’s Chief Executive Officer and President. Mr. Chan has over 20 years of experience in the mobile network communications sector. Prior to founding Borqs, Mr. Chan served as Senior Vice President and General Manager of the infrastructure business unit of UTStarcom Inc., a telecommunications equipment company, from 2000 to 2007. Earlier, Mr. Chan was an engineering manager in Motorola responsible for the development of the GPRS switching. Mr. Chan is an established entrepreneur and has received many awards, including the “High-Caliber Talent from Overseas Award” from the PRC government, and “2012 Beijing Entrepreneur of the Year” from Silicon Dragon. Mr. Chan received his bachelor’s degree in computer science from the University of Toronto and his master’s degree in computer science from the University of British Columbia.

Honghui Deng, 48, has served as one of our directors since October 2015. Dr. Deng started his education professional career in 1990 as a lecturer in Chongqing University in China. Dr. Deng has been serving as the independent director at 500.com, Ltd. (WBAI.NYSE) since May, 2011. Dr. Deng was the founder and served as the Chief Executive Officer of HHD Consulting Service LLC from 2003 to 2008. He has been serving as a fellow at the Innovation Creativity Capital Institute (IC2) of the University of Texas at Austin since 2010. Dr. Deng also has been teaching as an EMBA/MBA professor at Peking University Guanghua School of Management since 2005. He has been working as an assistant professor at the School of Business of University of Nevada, Las Vegas since 2003. From 1993 to 1997, he worked as an official in the Ministry of Education of China. Dr. Deng has extensive consulting experiences for business firms on long-term strategy, finance and management. He received a Bachelor’s Degree in Electronic Engineering and Business Administration from the School of Electronic Engineering of Chongqing University in 1990 and 1994, and a Ph.D. Degree in Business Administration from Red McCombs School of Business, University of Texas at Austin in 2003.

Yaqi Feng, 35, served as one of our directors since July 2015, and was our Chief Operating Officer and Secretary from July 2015 until August 2018. Ms. Feng has been working as the Executive Director of the Global Business Department in Pacific Securities Co., Ltd. since 2013, where she is responsible for Chinese companies’ overseas IPOs, cross border M&A transactions, and global investment management. From 2012 to 2013, she worked as the Managing Director of Regeneration Capital Group LLC in New York, where she was responsible for IPOs and listing projects for emerging market companies, business development, project due diligence as well as transaction management. From 2010 to 2012, Ms. Feng worked as a VP for Griffin Financial Group, a mid-sized investment bank; in this capacity she was responsible for public offerings, private placements, deal structuring, financial modeling as well as institutional sales. She also served as a manager for Asian Legend Asset Management Inc. a private equity firm based in China and New York that specialized in China related projects, from 2009 to 2010. Ms. Feng worked as an associate in the New York office of the Jun He law firm from 2007 to 2008. Ms. Feng received an LL.M from Boston University School of Law and an LL.B from the School of International Law, China University of Political Science and Law in Beijing, China, where she also earned a B.A. in Business.

Bill Huang, 55, is the founder and Chief Executive Officer of CloudMinds Inc, a provider of cloud connected smart machines and robotics solutions, since 2015. Mr. Huang has over 30 years of experience in the mobile network communication industry. From 2007 to 2015, Mr. Huang was the General Manager and head of research and development for China Mobile Research Institute where he led China Mobile in many key innovative projects, including OPhone, BigCloud, TD-LTE, C-RAN, PTN, MCPA, and labs.chinamobile.com. He served as Senior Vice President and Chief Technology Officer of UTStarcom Inc., a telecommunications equipment company, from 1994 to 2006, and was responsible for innovations such as MSAN, “Xiao Ling Tong” PAS, IP-DSLAM, Wacos mSwitch, GE-PON, and MediaSwitch. Mr. Huang received his Bachelor’s degree in Electronic Engineering from the Huazhong University of Science and Technology and his Master’s degree in Electronic Engineering and Computer Science from the University of Illinois at Chicago.

Jason Zexian Shen, 66, served as one of our directors since July 2015. Mr. Shen started his own business in 2012 to open Jason Z. Shen CPA Firm, a local CPA accounting firm in the State of New York. From 2007 to 2012, Mr. Shen worked in the AIG Corporate Comptrollers in New York as a senior accountant. He worked in Alliance Building Services from 2006 to 2007. He was the accounting manager in Gandhi Engineering, Inc. from 1994 to 2001, and the accounting manager in Berger Lehman Associates, PC from 2001 to 2006. Mr. Shen has worked as the accounting manager in the New China News Agency Hong Kong Office (Now Liaison Office of the Central People’s Government in Hong Kong from 1982 to 1991. Mr. Shen graduated from Peking University with the Bachelor’s Degree in Economy in 1982 and Master’s Degree in Accounting from Binghamton University in 1993. He is the Certified Public Accountant licensed in the State of New York.

Eric Tao, Ph.D., 40, is a founding member of Keytone Ventures and since 2008 a partner of this leading venture capital firm in China focusing in technology investments. He has over 10 years of technology venture investment experience and five years of venture operations experience. His active investments include Borqs, Garena, Kuyun Interactive, Zebra, Wisjoy, InnoSpark, LP Amina, Lattice Power, China Eastern Clean Energy, Zhongte Logistics and Vega Interactive; while past investments included Greatwall Software, AMEC, TechFaith (NASDAQ: CNTF) and InvenSense (NASDAQ: INVN). Previously Dr. Tao worked as a founding member of the KPCB China Fund, covering mostly mobile internet and technology investments, and as an investment manager at Qualcomm Ventures, covering strategic investments globally. Dr. Tao was the co-founder and served as Vice President of Business Development of Clean Coal Energy in Silicon Valley. Dr. Tao received his B.S. degree from Tsinghua University, M.S. and Ph.D. degrees in engineering from Stanford University. He holds three international patents and two U.S. patents.

Joseph Wai Leung Wong, 62, has served as one of our directors since August 2017, and was a member of the Borqs International board of directors from 2012 to 2017. Mr. Wong has over 29 years of experience in cross border investments and business operations. Mr. Wong was Executive Director of Credit Agricole (Suisse) Hong Kong from 2006 to 2012. From 1988 to 2006, Mr. Wong was a partner in the Tax Department of Deloitte Touche Tohmatsu Hong Kong, serving high net worth clients on cross border investment tax planning, and advising on initial public offerings in Hong Kong. Mr. Wong is a member of the Cordlife Group Limited board of directors, where he is also Chairman of the Audit Committee and a member of the Remuneration Committee Mr. Wong received his Bachelor’s degree from the University of Calgary in Alberta, Canada, and is a member of Hong Kong Independent Non-Executive Director Association.

Bob Li, 55, is the founder of Borqs and has served as its Executive Vice President, Corporate Affairs and China Sales since the founding of the company in 2007. Dr. Li has over 20 years of experience in research and development and management in the wireless communications, semiconductor and mobile internet industries. He was the Co-founder and served as Executive Vice President and Chief Technology Officer of Cellon International, a handset design company, from Oct 1999 to June 2007. Dr. Li received his bachelor’s degree from National University of Defense Technology, his master’s degree from University of Electronic Science and Technology of China, both in electrical engineering, and his Ph.D. in electrical and computer engineering from MacMaster University.

Anthony Chan, 63, is Borqs’s Chief Financial Officer and Executive Vice President, Corporate Finance and joined the company in April 2015. Mr. Chan has over 30 years of experience in U.S. and China cross border investments and business operations. From July 2013 until March 2015, Mr. Chan served as the President of Asia Sourcing for Portables Unlimited in New York, a distributor of T-Mobile USA. From March 2009 until July 2013, he served as the CFO for Tianjin Tong Guang Digital Broadcasting Co. Ltd, a mobile communications products company. For the 20 years prior to that, he was involved in multiple investment and technology transfer projects between China, the U.S and Europe, in the areas of communication products, chemical fibers, textile machinery and medical equipment. Mr. Chan received both his bachelor’s and MBA degrees from the University of California at Berkeley.

Simon Sun, 51, is the Executive Vice President, Co-General Manager of Borqs’s Connected Solutions Business Unit and has served the company since November 2013. Mr. Sun has over 20 years of experience in research and development and product engineering in the mobile industry. He served as the Co-Founder and Chief Executive Officer of Nollec Wireless, Ltd., a mobile handset design house, from July 2007 to October 2013. He was the VP of engineering for CEC Wireless, another mobile handset design house in China from September 2006 to June 2007. Mr. Sun received his bachelor’s degree in Industrial Engineering from Tianjin University of China.

Hareesh Ramanna, 56, is our Executive Vice President, Co-General Manager of Connected Solutions Business Unit, Managing Director of India Operations and Head of Software Development, and has served our company since July 2009. Mr. Ramanna has over 20 years of experience in the mobile industry. Prior to joining us, he served as a Senior Director and Head of Mobile Devices Software in Global Software Group, Motorola India Electronic Limited from May 1992 to November 2008. Mr. Ramanna received his bachelor’s degree in Electronics and Communication from National Institute of Engineering in 1983, Post-Graduation Certification from Indian Institute of Science and an advanced leadership Certification from McGill University in collaboration with Lancaster University of UK and Indian Institute of Management in Bangalore.

George Thangadurai, 55, is our Executive Vice President, President of International Business and has served our company since November 2014. Previously, Mr. Thangadurai worked for Intel more than two decades in various senior technical and management roles including GM of Strategy & Product Management for the Mobile PC business and GM of Client Services business. He was part of the founding team that established the Center for Development for Telematics (C-DOT) in India. Mr. Thangadurai received his MSEE in Computer Engineering from the University of Rhode Island, USA, his B.E. degree in Electronics and Communication from Madurai University, India and has 7 issued patents and 3 research publications.

Gene Wuu, 62, is our Executive Vice President, General Manager of our MVNO Business Unit and has served our company since the beginning of 2009 when he was our Vice President of Product Management. Prior to joining us, he served as a Senior Vice President and Chief Technology Officer of UTStarcom, a telecommunications equipment company, from 2003 to 2009. He had overseen the product and business development of UTStarcom core network during the growing period of the company. Before his tenure at UTStarcom, Dr. Wuu had worked for Telcordia Technologies (formerly Bellcore, now Ericson) and the Bell system for 17 years focusing on Core network and OSS products Dr. Wuu received his bachelor’s degree in electronics engineering from the National Taiwan Institute of Technology in 1980 and his Ph.D. in computer science from the State University of New York at Stony Brook.

Executive Officers

Our executive officers are designated by, and serve at the discretion of, our board of directors. There are no family relationships among any of our directors or executive officers.

Board of Directors and Corporate Governance

In accordance with our memorandum and articles of association, our Board is divided into three classes, with the number of directors in each class to be as nearly equal as possible. Our existing Class I directors will serve until our 2018 annual general meeting, our existing Class II directors will serve until our 2019 annual general meeting, and our existing Class III directors will serve until our 2020 annual general meeting. Commencing at our 2018 annual general meeting, and at each following annual general meeting, directors elected to succeed those directors whose terms expire shall be elected for a term of office to expire at the third annual general meeting following their election.

Our board of directors, which is elected by our shareholders, is responsible for directing and overseeing our business and affairs. In carrying out its responsibilities, the board selects and monitors our top management, provides oversight of our financial reporting processes, and determines and implements our corporate governance policies.

Our board of directors and management are committed to good corporate governance to ensure that we are managed for the long-term benefit of our stockholders, and we have a variety of policies and procedures to promote such goals. To that end, during the past year, our board and management periodically reviewed our corporate governance policies and practices to ensure that they remain consistent with the requirements of the U.S. securities laws, SEC rules, and the listing standards of The Nasdaq Stock Market (“Nasdaq”).

Meetings of the Board of Directors

Our board of directors held 7 regular meetings in 2017. Each director attended at least 50% of the aggregate number of meetings of the board and committees on which such director served that were held during 2017.

Code of Business Conduct and Ethics

Our Code of Business Conduct and Ethics for Employees (“Code of Ethics”) applies to all of our employees, including our chief executive officer, chief financial officer and principal accounting officer. Our Code of Ethics is available on our corporate website, www.borqs.com. If we amend or grant a waiver of one or more of the provisions of our Code of Ethics, we intend to satisfy the requirements under Item 5.05 of Form 8-K regarding the disclosure of amendments to or waivers from provisions of our Code of Ethics that apply to our principal executive officer, principal financial officer and principal accounting officer by posting the required information on our website.

Stockholder Communications with the Board of Directors

Stockholders and other parties interested in communicating directly with the board of directors may do so by writing to: Board of Directors, c/o Borqs Technologies, Inc., Building B23-A, Universal Business Park, No. 10 Jiuxianqiao Road, Chaoyang District, Beijing 100015, China, or by e-mail to sandra.dou@borqs.net. Stockholders and others may direct their correspondence to our Secretary.

Independence of the Board of Directors

Nasdaq listing standards require that a majority of our Board be independent directors. An “independent director” is a person, other than an officer or employee of the Company or its subsidiaries, who has no relationship which in the opinion of the Company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that Mr. Wong, Mr. Shen, Dr. Deng, Mr. Tao and Mr. Huang are “independent directors” as defined in the Nasdaq listing standards and applicable SEC rules. Our independent directors will hold regularly scheduled meetings at which only independent directors are present.

Board Leadership Structure and Role in Risk Oversight

The Board does not have a lead independent director. Pat Chan is our Chief Executive Officer and Chairman of the Board.

Committees of the Board of Directors

Audit Committee

The members of our Audit Committee are Mr. Huang, Mr. Shen and Mr. Wong (chairman of the committee), each of whom is an independent director. Each member of the Audit Committee is financially literate and our Board determined Mr. Wong qualifies as our “audit committee financial expert,” as such term is defined in Item 401(h) of Regulation S-K. Our Audit Committee charter details the responsibilities of the Audit Committee, including:

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

Compensation Committee

The members of our Compensation Committee are Mr. Huang, Mr. Shen (chairman of the committee), and Mr. Wong, each of whom is an independent director. Our Compensation Committee charter details the principal functions of the Compensation Committee, including:

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

Section 16(a) Beneficial Ownership and Reporting Compliance

Our directors and officers, and any persons who own more than 10% of our ordinary shares, are required under Section 16(a) of the Exchange Act to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC (“Section 16(a) filings”). Specific due dates have been established by the SEC, and we are required to disclose in this report any failure to file by those dates. Based solely upon our review of the copies of such reports for fiscal 2017 as furnished to us, we believe that all directors, officers, and greater-than-10% beneficial owners have made all required Section 16(a) filings on a timely basis for 2017.

Involvement in Certain Legal Proceedings

No executive officer or director of ours has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business or property of such person, or of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	Being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	Being the subject of or a party to any judicial or administrative order, judgment, decree or finding, not subsequently reversed, suspended or vacated relating to an alleged violation of any federal or state securities or commodities law or regulation, or any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail, fraud, wire fraud or fraud in connection with any business entity; or

●	Being the subject of or a party to any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act, any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Item 11. Executive Compensation

Compensation Tables

Summary Compensation Table

The Company has opted to comply with the executive compensation disclosure rules applicable to emerging growth companies. The scaled down disclosure rules require compensation disclosure for the Company’s principal executive officer and its two most highly compensated executive officers other than the principal executive officer whose total compensation for 2017 exceeded $100,000. Pat Chan is our principal executive officer. During 2017, the two most highly compensated executive officers other than Mr. Chan whose total compensation exceeded $100,000 were Bob Li, EVP Corporate Affairs and China Sales, and Anthony Chan, Chief Financial Officer. Pat Chan, Bob Li, and Anthony Chan are referred to in this Annual Report as our named executive officers.

The following table provides information regarding the compensation awarded to, or earned by, the named executive officers for the past two fiscal years.

Summary Compensation Table

Name and principal position	Fiscal Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Pat Sek Yuen Chan,	2017	369,793	70,345	-	813.092	-	-	-	1,253,230
Chief Executive Officer	2016	303,143	-						303,143

Bob Xiao Bo Li,	2017	259,400	1,202	-	-	-	-	-	260,642
EVP Corporate Affairs & China Sales	2016	252,486	-						252,486

Anthony K. Chan,	2017	218,000	35,844	-	536,581	-	-	-	790,425
Chief Financial Officer	2016	150,000	-						150,000

The options and bonus were granted pursuant to agreement between the executives and the Company. The values of the option awards represent grant-date fair values without regard to forfeitures.

Outstanding Equity Awards at 2017 Year-End

The following table provides information regarding each unexercised stock option held by the named executive officers as of December 31, 2017.

Name	Grant date	Vesting Start date(1)	Number of securities underlying unexercised options vested (#)	Number of securities underlying unexercised options unvested (#)	Options exercise price ($)(2)	Option Expiration date
Pat Sek Yuen Chan	10/24/2009	10/24/2009	47,234	-	$2.230	12/3/2019
	7/23/2011	7/23/2011	30,060	-	$2.920	7/23/2021
	5/26/2012	5/26/2012	1,719	-	$2.920	5/26/2022
	4/27/2013	4/27/2013	3,211	-	$4.860	4/27/2023
	5/30/2015	5/30/2015	1,281	702	$4.860	5/30/2025
	2/12/2017	1/1/2017	212,555	70,851	$7.180	1/1/2027
Bob Xiao Bo Li	10/24/2009	10/24/2009	28,340	-	$2.230	12/3/2019
	7/23/2011	7/23/2011	30,239	-	$2.920	7/23/2021
	5/26/2012	5/26/2012	675	-	$2.920	5/26/2022
	4/27/2013	4/27/2013	1,818	-	$4.860	4/27/2023
	8/16/2014	5/24/2014	779	-	$4.860	8/16/2024
	5/30/2015	5/30/2015	503	276	$4.860	5/30/2025
Anthony K. Chan	2/12/2017	1/1/2017	129,894	59,043	$7.180	1/1/2027

(1)	25% of the options vest on the first anniversary of the vesting start date and 1/48 of the options vest each month thereafter over the next three years.

(2)	Exercise price represents the exercise price of the options granted, as determined by the Board, on the grant date. See the accompanying notes to the audited financial statements — critical accounting policies and estimates, and stock-based compensation, for a discussion of the valuation of the Company’s options and ordinary shares.

Borqs Technologies, Inc. Equity Incentive Plan

In connection with our acquisition of Borqs International by way of merger, we assumed the obligations under outstanding stock options issued under the Borqs International 2007 Global Share Plan, as adjusted to give effect to the merger. Those outstanding options to purchase shares of Borqs International were converted into options to purchase 2,825,273 of our ordinary shares, with exercise prices ranging from $2.12 to $9.10 per share.

Effective August 18, 2017, we adopted the Borqs Technologies, Inc. 2017 Equity Incentive Plan (“Equity Incentive Plan”), with five million ordinary shares issuable pursuant to equity awards under the plan. The number of ordinary shares reserved for issuance under the Equity Incentive Plan will increase automatically on January 1 of each of 2018 through 2027 by a number of shares that is equal to 5% of the aggregate number of outstanding ordinary shares as of the immediately preceding December 31. Our Board may reduce the size of this increase in any particular year. Outstanding awards under the 2007 Global Share Plan were assumed under the Equity Incentive Plan as of our acquisition of Borqs International by way of merger on August 18, 2017. At December 31, 2017, 2,825,273 shares were issuable pursuant to options outstanding under the Equity Incentive Plan, with a weighted average exercise price of $5.07 per share.

In addition, the following shares will be available for grant and issuance under our Equity Incentive Plan:

●	shares subject to options or share appreciation rights granted under our Equity Incentive Plan that cease to be subject to the option or stock appreciation right for any reason other than exercise of the option or share appreciation right;

●	shares subject to awards granted under our Equity Incentive Plan that are subsequently forfeited or repurchased by us at the original issue price;

●	shares subject to awards granted under our Equity Incentive Plan that otherwise terminate without shares being issued;

●	shares surrendered, cancelled or exchanged for cash or a different award (or combination thereof).

Shares that otherwise become available for grant and issuance because of the provisions above will not include shares subject to awards that initially became available due to our substitution of outstanding awards granted by another company in an acquisition of that company or otherwise.

Eligibility. The Equity Incentive Plan provides for the grant of incentive stock options to our employees and any parent and subsidiary corporations’ employees and for the grant of nonqualified share options, restricted shares, restricted share units, share appreciation rights, share bonuses and performance awards to our employees, directors and consultants and our parent and subsidiary corporations employees and consultants. No more than 5,000,000 shares may be issued as incentive stock options under the Equity Incentive Plan. In addition, no participant in the plan may receive awards for more than 2,000,000 shares in any calendar year, except that new employees are eligible to be granted up to a maximum of award of 4,000,000 shares.

Administration. The Equity Incentive Plan is administered by the Board or by our Compensation Committee; in this plan description we refer to the Board or Compensation Committee as the plan administrator. The plan administrator determines the terms of all awards.

Types of Awards. The Equity Incentive Plan allows for the grant of options, restricted shares, restricted share units, share appreciation rights, share bonuses and performance awards.

Award Agreements. All awards under the Equity Incentive Plan are evidenced by an award agreement which shall set forth the number of shares subject to the award and the terms and conditions of the award, which shall be consistent with the Equity Incentive Plan.

Term of Awards. The term of awards granted under the Equity Incentive Plan is ten years.

Vesting Schedule and Price. The plan administrator has the sole discretion in setting the vesting period and, if applicable, exercise schedule of an award, determining that an award may not vest for a specified period after it is granted and accelerating the vesting period of an award. The plan administrator determines the exercise or purchase price of each award, to the extent applicable.

Transferability. Unless the plan administrator provides otherwise, the Equity Incentive Plan does not allow for the transfer of awards other than by will or the laws of descent and distribution. Unless otherwise permitted by the plan administrator, options may be exercised during the lifetime of the optionee only by the optionee or the optionee’s guardian or legal representative.

Changes in Capitalization. In the event there is a specified type of change in our capital structure without our receipt of consideration, such as a share split, or if required by applicable law, appropriate adjustments will be made to the share maximums and exercise prices, as applicable, of outstanding awards under the Equity Incentive Plan.

Change in Control Transactions. In the event of specified types of mergers or consolidations, a sale, lease, or other disposition of all or substantially all of our assets or a corporate transaction, outstanding awards under our Equity Incentive Plan may be assumed or replaced by any surviving or acquiring corporation; the surviving or acquiring corporation may substitute similar awards for those outstanding under our Equity Incentive Plan; outstanding awards may be settled for the full value of such outstanding award (whether or not then vested or exercisable) in cash, cash equivalents, or securities (or a combination thereof) of the successor entity with payment deferred until the date or dates the award would have become exercisable or vested; or outstanding awards may be terminated for no consideration. The plan administrator, may, on a discretionary basis, accelerate, in full or in part, the vesting and exercisability of the awards.

Governing Law and Compliance with Law. The Equity Incentive Plan and awards granted under it are governed by and construed in accordance with the laws of the British Virgin Islands. Shares will not be issued under an award unless the issuance is permitted by applicable law.

Amendment and Termination. The Equity Incentive Plan terminates ten years from the date it was approved by our shareholders, unless it is terminated earlier by our Board. Our Board may amend or terminate our Equity Incentive Plan at any time. Our Board generally may amend the plan without shareholder approval unless required by applicable law.

Employment Agreements and Other Arrangements with Named Executive Officers

Under our employment agreement with Pat Sek Yuen Chan, Mr. Chan serves as our President and Chief Executive Officer at a base salary of $303,143, In the event Mr. Chan’s employment is terminated upon the occurrence of a merger with another company that has been in a loss position for three years or declared bankruptcy, dissolved or liquidated, or if changes in the law result in the company or Mr. Chan unable to legally perform the contract, the Company will pay Mr. Chan an appropriate subsidy and compensation pursuant to the terms of the arrangement and in accordance with the provisions of relevant Chinese laws and regulations. Mr. Chan also agreed not to hold any appointment for any other entity that has a competitive relationship with the Company during, and for one year following the termination of, his employment arrangement with us.

Under our employment agreement with Anthony Chan, Mr. Chan serves as our Chief Financial Officer and receives monthly compensation in the amount of $21,000 per month, subject to periodic review and adjustment. The term of Mr. Chan’s employment agreement is two years unless both parties mutually agree to extend the term. We may terminate the agreement without any reason by giving Mr. Chan not less than two months’ prior notice in writing or salary in lieu thereof. We may also terminate this agreement without any notice period or termination payment under limited circumstances set forth in Mr. Chan’s employment agreement.

Under our employment agreement with Bob Li, Mr. Li serves as Senior Vice President for Commercial Affairs at a base salary of $252,486, subject to review and adjustment. The contract will be terminated upon expiration of the term, if it is terminated in the probationary period, by mutual agreement or in the case of investigation of Mr. Chan for criminal liability. We may also voluntarily terminate the agreement in certain circumstance, as described in the agreement. In the event Mr. Chan’s employment is terminated upon the occurrence of a merger with another company, when the company has been in a loss position for three years, when the company has declared bankruptcy, dissolution or liquidation, or if changes in the law result in the company or Mr. Chan unable to legally perform the contract, the Company will pay Mr. Li an appropriate subsidy and compensation pursuant to the terms of the arrangement and in accordance with the provisions of relevant Chinese laws and regulations.

Director Compensation

During 2017, our nonemployee directors were entitled to receive cash compensation and an option to purchase ordinary shares. All nonemployee directors receive an annual fee of $30,000, and the chairperson of the Audit Committee receives an additional $18,000 per year and the chairperson of the Compensation Committee receives an additional $5,000 per year. Directors are entitled to be reimbursed for their reasonable expenses incurred in attending meetings of the Board and committees of the Board. The following table sets forth the compensation paid to each person who served as a member of our Board in 2017. Pat Chan, our Chief Executive Officer and Chairman of the Board, did not receive any additional compensation for his service as a director, and his compensation is detailed in the Summary Compensation Table and related disclosures.

Director Compensation Table

The table below shows the compensation received by each of our non-employee directors during 2017. Our non-employee directors do not receive fringe or other benefits.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Pat Sek Yuen Chan	-	-	-	-	-	-	-
Honghui Deng	30,000	-	82,410	-	-	-	112,410
Yaqi Feng	30,000	-	82,410	-	-	-	112,410
Bill Huang	30,000	-	82,410	-	-	-	112,410
Jason Zexian Shen	35,000	-	82,410	-	-	-	117,410
Eric Tao	30,000	-	82,410	-	-	-	112,410
Joseph Wai Leung Wong	48,000	-	82,410	-	-	-	130,410

Name	Grant Date	Option Awards: Number of Securities Underlying Options (#)	Option Exercise Price ($)	Grant Date Fair Value of Option Awards ($)
Honghui Deng	11/18/2017	30,000	5.30	$82,410
Yaqi Feng	11/18/2017	30,000	5.30	$82,410
Bill Huang	11/18/2017	30,000	5.30	$82,410
Jason Zexian Shen	11/18/2017	30,000	5.30	$82,410
Eric Tao	11/18/2017	30,000	5.30	$82,410

Joseph Wai Leung Wong	11/18/2017	30,000	5.30	$82,410

The values of the option awards represent grant-date fair values without regard to forfeitures.

2017 Equity Awards for Directors

Our director compensation policy provides for annual grants of stock options to the nonemployee directors as follows:

●	annual grant of an option to purchase 30,000 ordinary shares, commencing on October 15, 2017;

●	options to vest 25% on the first anniversary of the grant date, and 1/48th each of the next 36 months thereafter; and

●	exercise price equal to the closing price of the ordinary shares as traded on Nasdaq on the day immediately before the grant date.

The following table provides options held by our nonemployee directors as of December 31, 2017.

Name	Grant date	Vesting Start date	Number of securities underlying unexercised options vested (#)	Number of securities underlying unexercised options unvested (#)	Option exercise price ($)	Option Expiration date
Honghui Deng	11/18/2017	10/15/2017	-	30,000	$5.30	10/15/2027
Yaqi Feng	11/18/2017	10/15/2017	-	30,000	$5.30	10/15/2027
Bill Huang	11/18/2017	10/15/2017	-	30,000	$5.30	10/15/2027
Jason Zexian Shen	11/18/2017	10/15/2017	-	30,000	$5.30	10/15/2027
Eric Tao	11/18/2017	10/15/2017	-	30,000	$5.30	10/15/2027
Joseph Wai Leung Wong	11/18/2017	10/15/2017	-	30,000	$5.30	10/15/2027

Compensation Committee Interlocks and Insider Participation

As of the date of this Annual Report, no officer or employee serves as a member of the Compensation Committee. None of our executive officers serves as a member of the Board or Compensation Committee of any entity that has one or more executive officers serving on our Board or Compensation Committee.

Limitation of Liability and Indemnification of Directors and Officers

Our memorandum and articles of association, the BVI Business Companies Act, (as amended), and the common law of the British Virgin Islands allow us to indemnify our officers and directors from certain liabilities. Our memorandum and articles of association provides that we may indemnify, hold harmless and exonerate against all direct and indirect costs, fees and expenses of any type or nature whatsoever, any person who (a) is or was a party or is threatened to be made a party to any proceeding by reason of the fact that such person is or was a director, officer, key employee, adviser of our company; or (b) is or was, at the request of our company, serving as a director of, or in any other capacity is or was acting for, another Enterprise.

We will only indemnify the individual in question if the relevant indemnitee acted honestly and in good faith with a view to the best interests of our company and, in the case of criminal proceedings, the indemnitee had no reasonable cause to believe that his conduct was unlawful. The decision of our directors as to whether an indemnitee acted honestly and in good faith and with a view to the best interests of our company and as to whether such indemnitee had no reasonable cause to believe that his conduct was unlawful is, in the absence of fraud, sufficient for the purposes of our charter, unless a question of law is involved.

The termination of any proceedings by any judgment, order, settlement, conviction or the entering of a nolle prosequi does not, by itself, create a presumption that the relevant indemnitee did not act honestly and in good faith and with a view to the best interests of our company or that such indemnitee had reasonable cause to believe that his conduct was unlawful.

We may purchase and maintain insurance, purchase or furnish similar protection or make other arrangements including, but not limited to, providing a trust fund, letter of credit, or surety bond in relation to any indemnitee or who at our request is or was serving as a Director, officer or liquidator of, or in any other capacity is or was acting for, another Enterprise, against any liability asserted against the person and incurred by him in that capacity, whether or not we have or would have had the power to indemnify him against the liability as provided in our memorandum and articles of association.

We have insurance policies under which, subject to the limitations of the policies, coverage is provided to our directors and officers against loss arising from claims made by reason of breach of fiduciary duty or other wrongful acts as a director or officer, including claims relating to public securities matters, and to us with respect to payments that may be made by us to these officers and directors pursuant to our indemnification obligations or otherwise as a matter of law.

We have entered into indemnification agreements with each of our directors and executive officers that may be broader than the specific indemnification provisions contained in the BVI Companies Act, 2004 or our charter. These indemnification agreements require us, among other things, to indemnify our directors and executive officers against liabilities that may arise by reason of their status or service. These indemnification agreements also require us to advance all expenses incurred by the directors and executive officers in investigating or defending any such action, suit or proceeding. We believe that these agreements are necessary to attract and retain qualified individuals to serve as directors and executive officers.

At present, we are not aware of any pending litigation or proceeding involving any person who is or was one of our directors, officers, employees or other agents or is or was serving at our request as a director, officer, employee or agent of another corporation, partnership, joint venture, trust or other enterprise, for which indemnification is sought, and we are not aware of any threatened litigation that may result in claims for indemnification.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter

The following table presents information as to the beneficial ownership of our ordinary shares as of March 27, 2018, and as adjusted to reflect the sale of ordinary shares in this offering, by:

●	each shareholder known by us to be the beneficial owner of more than 5% of our ordinary shares;

●	each of our directors;

●	each of our named executive officers; and

●	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and thus represents voting or investment power with respect to our securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Ordinary shares subject to options that are currently exercisable or exercisable within 60 days of March 27, 2018 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Percentage ownership of our ordinary shares is based on 31,307,522 ordinary shares outstanding on March 27, 2018. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Borqs Technologies, Inc., Building B23-A, Universal Business Park No. 10, Jiuxianqiao Road, Chaoyang District, Beijing, 100015 China.

	Shares Beneficially Owned
	Number of Shares	%
Name and Address of Beneficial Owners(1)
5% Holders
Zhengqi International Holding Ltd.	4,789,850	15.3
Intel Capital Corporation(5)	3,799,172	12.1
Norwest Venture Partners(6)	3,342,126	10.7
Asset Horizon International Limited(2)	3,282,859	10.5
GSR Entities(4)	2,598,811	8.2
Keytone Ventures, L.P.(3)	3,025,627	9.7

Directors and Executive Officers
Pat Sek Yuen Chan(7)(10)	1,038,264	3.4
Honghui Deng	30,000	*
Yaqi Feng	60,000	*
Bill Huang	-	-
Jason Zexian Shen	30,000	*
Joseph Wai Leung Wong	-	-
Bob Li, Ph.D.(8)(10)	528,490	1.7
Anthony K. Chan(9)(10)	-	-
Eric Tao	-	-
Simon Sun	-	-
Hareesh Ramanna	-	-
George Thangadurai	-	-
Gene Wuu, Ph.D.	-	-
All directors and officers as a group (13 persons)(10)	1,686,754	5.1

*	Less than one percent

(1)	Unless otherwise indicated, the business address of each of the individuals is 855 Pudong South Road, The World Plaza, 27th Floor, Pudong, Shanghai, China.

(2)	Fung Bik Wah is the sole director of Asset Horizon International Limited and is deemed as to have voting and dispositive control over shares held by of record by Asset Horizon International Limited. The business address of Asset Horizon International Limited is Unit C, 8/F, Jonsim Place, 228 Queen’s Road East, Hong Kong.

(3)	The general partner of Keytone Ventures, L.P. is Keytone Capital Partners, L.P. (“Keytone Partners”), and Keytone Partners and Keytone Investment Group, Ltd. (“Keytone Ltd”), the general partner of Keytone Partners, may be deemed to have sole voting power, and Joe Zhou, the sole member and director of Keytone Ltd, may be deemed to have sole voting power with respect to such shares and disclaims beneficial ownership of such shares except to the extent of such individual’s proportionate pecuniary interest therein. The address of Keytone Ventures, L.P. is P.O. Box 309, Ugland House, Grand Cayman, KY-1104, Cayman Islands.

(4)	Includes 2,451,709 ordinary shares issued to GSR Ventures II, L.P., 147,102 ordinary shares issued to GSR Associates II, L.P. and 2,842 ordinary shares issued to Banean Holdings Ltd. GSR Ventures II, L.P., GSR Associates II, L.P. and Banean Holdings Ltd. are collectively referred to as GSR Entities. The general partner of each of GSR Entities is GSR Partners II, L.P., whose general partner is GSR Partners II, Ltd., a company incorporated in the Cayman Islands, which is owned by Richard Lim, James Ding, Ryann Yap, Alexander Pan and Kevin Fong. Each of these individuals exercise shares voting and investment power over the shares held of record by GSR Ventures II, L.P. and GSR Associates II, L.P. and disclaims beneficial ownership of such shares except to the extent of such individual’s proportionate pecuniary interest therein. The business address of GSR Entities is Floor 4, Willow House, Cricket Square, Grand Cayman KY1-9010, Cayman Islands.

(5)	Intel Corporation, a publicly-listed corporation, is the parent company of Intel Capital Corporation and is deemed as to have voting and dispositive control over shares held by Intel Capital Corporation. Wendell Brooks, Robert Swan and Susie Giordano may be deemed to share voting power and investment power with respect to the shares held by Intel Corporation and Intel Capital Corporation. Each individual listed herein disclaims beneficial ownership with respect to all such shares except to the extent of his or her pecuniary interest therein. The business address of Intel Corporation and Intel Capital Corporation is 2200 Mission College Blvd., M/S RNB 6-59, Santa Clara, CA 95054.

(6)	The general partner of Norwest Venture Partners X, LP is Genesis VC Partners X, LLC. The managing member of Genesis VC Partners X, LLC is NVP Associates, LLC and Promod Haque, Jeffrey Crowe and Matthew Howard are the Co-CEOs of NVP Associates, LLC. Each of these individuals exercises shared voting and investment power over the shares held of record by Norwest Venture Partners X, LP and disclaims beneficial ownership of such shares except to the extent of such individual’s proportionate pecuniary interest therein. The business address of Norwest Venture Partners X, LP is 525 University Avenue, # 800, Palo Alto, CA 94301.

(7)	Includes 687,361 ordinary shares and 239,973 ordinary shares subject to options.

(8)	Includes 335,626 ordinary shares and 51,446 ordinary shares subject to options.

(9)	Includes 11,724 ordinary shares and 97,704 ordinary shares subject to options.

(10)	Includes 1,217,240 ordinary shares and 669,400 ordinary shares subject to options that are held by all of our directors and executive officers as a group.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table summarizes information about ordinary shares that may be issued upon the exercise of options, warrants and rights under all of our equity compensation plans as of March 27, 2018.

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by stockholders (1)	2,825,273	$5.075	3,714,958
Equity compensation plans not approved by stockholders	-	-	-
Total	2,825,273	$5.075	3,714,958

(1)	The number of ordinary shares reserved for issuance under the Equity Incentive Plan will increase automatically on January 1 of each of 2018 through 2027 by a number of shares that is equal to 5% of the aggregate number of outstanding ordinary shares as of the immediately preceding December 31.

Item 13. Certain Relationship and Related Transactions, and Director Independence

Policies and Procedures for the Review and Approval of Related-Person Transactions

Our Board adopted a written related person transactions policy that sets forth the policies and procedures for the review and approval or ratification of related person transactions. Our policy requires that a “related person” (as defined in paragraph (a) of Item 404 of Regulation S-K) must promptly disclose to our general counsel any “related person transaction” (defined as any transaction that is reportable by us under Item 404(a) of Regulation S-K in which we are or will be a participant and the amount involved exceeds $120,000 and in which any related person has or will have a direct or indirect material interest) and all material facts with respect thereto. The general counsel will promptly communicate such information to our Audit Committee or another independent body of our Board. No related person transaction will be entered into without the approval or ratification of our Audit Committee or another independent body of our Board. It is our policy that directors interested in a related person transaction will recuse themselves from any such vote. Our policy does not specify the standards to be applied by our Audit Committee or another independent body of our Board in determining whether or not to approve or ratify a related person transaction, although such determinations will be made in accordance with BVI law.

Related-Person Transactions

Repurchase of Shares from Zhengqi International.

On January 10, 2018, we entered into a stock repurchase agreement (“Stock Repurchase Agreement”) with Zhengqi International Holding Limited (“Zhengqi”), pursuant to which we agreed to repurchase 966,136 of our ordinary shares that were originally issued and sold to Zhengqi on August 18, 2017, at an aggregate purchase price of approximately $10 million, or $10.40 per share. In addition, Zhengqi will forfeit all of its rights to 1,278,776 shares that had been held in escrow and which will instead be treated as part of the merger consideration shares under the merger agreement pursuant to which the Company acquired Borqs International. The Stock Repurchase Agreement provides that those shares will be treated in the following manner: 51,151 shares (4% of the total) became additional shares placed in an indemnity escrow account; and 1,227,625 shares were distributed to the former Borqs International shareholders based on their respective proportionate interests in the merger consideration. The funds used to repurchase the shares from Zhengqi were the same amount of funds Zhengqi provided to the Company when the shares were sold to Zhengqi on August 18, 2017 under the Backstop and Subscription Agreement between the Company, Zhengqi and EarlyBirdCapital. The repurchase transaction is not yet completed, though funds have been transferred to Zhengqi in anticipation of satisfaction of closing conditions and the 966,136 repurchase shares currently remain outstanding.

Pursuant to the Stock Repurchase Agreement, the Company and Zhengqi also agreed to use their best efforts to amend the Company’s charter to provide that until August 18, 2018, if any Board member not appointed by Zhengqi is absent from a meeting, then an equal number of Board members appointed by Zhengqi shall also be absent or otherwise not participate in or influence voting of our Board in such meeting.

Pacific Related Person Transactions

In this section, reference to “Pacific” means “Pacific Special Acquisition Corp.,” the public company whose securities were traded on The Nasdaq Stock Market prior to our acquisition of Borqs International by way of merger.

In July 2015, Pacific issued an aggregate of 1,437,500 ordinary shares (“founder shares”) to its initial shareholders for an aggregate purchase price of $25,000 in cash, or approximately $0.017 per share. On or about August 3, 2015, Zhengqi transferred an aggregate of 410,000 ordinary shares to the members of Pacific’s board of directors (other than Mr. Shen, who purchased 30,000 ordinary shares directly from Pacific) and Pacific’s Chief Executive Officer and Chief Operating Officer. All of the founder shares were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, at the time of Pacific’s initial public offering.

Pacific’s initial shareholders have agreed not to transfer, assign or sell any of their founder shares (except to certain permitted transferees) until, (i) with respect to 50% of the founder shares, the earlier of (i) August 18, 2018 or (ii) the date on which the closing price of our ordinary shares equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after August 18, 2017, and (ii) with respect to the remaining 50% of the founder shares, upon August 18, 2018. one year after the date of the consummation of our initial business combination, or earlier, in either case, the transfer restrictions may be lifted earlier upon our consummation of, subsequent to our initial business combination, we consummated a subsequent liquidation, merger, stock exchange or other similar transaction that which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

In a private placement that closed simultaneously with the closing of Pacific’s initial public offering, including the closing of the over-allotment option, Zhengqi purchased an aggregate of 497,671 units at a price of $10.40 per share.

Until August 18, 2017, Pacific’s Chairman made available to Pacific, through one of his affiliates, office space, utilities and secretarial and administrative services, as Pacific required from time to time. Pacific agreed to pay an affiliate of the Chairman $10,000 per month for these services. Pacific believes, based on rents and fees for similar services in the Shanghai area, that the fee charged by Pacific’s Chairman is at least as favorable as Pacific could have obtained from an unaffiliated person.

Pacific paid each of Pacific’s independent directors an annual retainer of $30,000 (to be prorated for a partial term), payable in arrears commencing on October 20, 2016 and ending on August 18, 2017. Zhengqi paid Mr. Boris, one of Pacific’s directors, a $50,000 consulting fee as compensation for advisory services provided by Mr. Boris to Zhengqi prior to Pacific’s initial public offering in connection with selecting potential underwriters, attorneys, accountants and other necessary professionals for such offering. Additionally, on January 10, 2017, Pacific entered into an agreement (the “Director’s Agreement”) to pay Mr. Boris certain additional fees to act a special director to Pacific’s board of directors in Pacific’s efforts in closing our acquisition of Borqs International by way of merger. Such agreement became effective December 23, 2016 and continued until August 18, 2017. The Company paid Mr. Boris a cash fee of $50,000. In addition, as of December 23, 2016, Zhengqi sold Mr. Boris 80,000 ordinary shares at a purchase price of $0.017 per share provided that a portion of such shares were subject to forfeiture and were to be transferred to Mr. Boris following the consummation of our acquisition of Borqs International by way of merger.

Prior to Pacific’s IPO, Zhengqi advanced Pacific an aggregate of $90,917 and loaned Pacific $300,000 to cover expenses related to that offering. This advance and loan were repaid from the proceeds of Pacific’s IPO not placed in the trust account.

On November 9, 2016, Zhengqi loaned Pacific $500,000, to be used for expenses relating to investigating and selecting a target business and other working capital requirements. The convertible promissory note issued in connection therewith, as amended on February 9, 2017, was non-interest bearing, due and paid on August 18, 2017. The convertible promissory note was convertible, in whole or in part, at the election of Zhengqi, upon the consummation of an initial business combination, into units at a price of $10.00 per unit. The promissory note was repaid in full in cash on August 18, 2017.

Members of Pacific’s management advanced to Pacific an aggregate of $229,061 to cover expenses related to identifying targets for an initial business combination. The advances were non-interest bearing, unsecured, due and repaid on August 18, 2017.

In connection with Pacific’s April 18, 2017 meeting of shareholders Zhengqi loaned an aggregate of $612,000 to Pacific ($0.03 for each public share not redeemed for each month between April 20, 2017 until August 21, 2017). As a result, the pro rata portion of the funds available in the trust account for ordinary shares that were not redeemed increased from approximately $10.40 per share to approximately $10.52 per share. Zhengqi’s loan was repaid in full on August 18, 2017.

Pursuant to the terms of the Merger Agreement, as amended on May 10, 2017 and June 29, 2017, and in consideration of entering into the Backstop and Subscription Agreement described below, Zhengqi and its assignees were entitled to receive 2,352,285 ordinary shares if Company performance targets were not achieved; if those targets were achieved, those shares (to the extent earned) would be delivered to the former shareholders of Borqs International. These shares were issued on August 18, 2017 in the name of Zhengqi and deposited in escrow, with Zhengqi entitled to all voting rights and dividend rights (other than equity securities paid as dividends). Any portion of these shares are earned by the former shareholders of Borqs International will be forfeited by Zhengqi and the Company will issue new equivalent shares to the former shareholders of Borqs International, with four percent of these shares deposited in escrow to support indemnification obligations under the Merger Agreement. In connection with our acquisition of Borqs International by way of merger, we amended our charter amended to require, for future acquisitions by the Company prior to September 30, 2018 having a value in excess of $60 million, the approval of at least two-thirds of the members of our then-serving board of directors, to grant Zhengqi information rights relating to such acquisitions, and, if requested by Zhengqi, to provide a fairness opinion in respect of such acquisitions.

On May 11, 2017, Pacific and Zhengqi entered into a Backstop and Subscription Agreement, pursuant to which Zhengqi agreed to purchase up to $24.0 million of our ordinary shares through (i) open market or privately negotiated transactions with third parties, (ii) a private placement at a price of $10.40 per share with consummation to occur concurrently with that of our acquisition of Borqs International by way of merger or (iii) a combination thereof, in order to ensure that there was at least $24.0 million in the trust account together with proceeds from any private placement to be conducted prior to the closing of our acquisition of Borqs International by way of merger. Zhengqi was entitled, at its sole election, to purchase additional ordinary shares in excess of such $24.0 million requirement, up to a total of $24.0 million purchased in total in connection with the Backstop and Subscription Agreement. On August 16, 2017, $750,000 of the obligations of Zhengqi to purchase Pacific ordinary shares in the private placement under the Backstop and Subscription Agreement were assigned to EarlyBirdCapital. In connection with our merger with Borqs International and as consideration for the Backstop and Subscription Agreement, Pacific sold 1,038,251 ordinary shares for an aggregate consideration of approximately $10.8 million; we plan to repurchase 966,136 of these ordinary shares, as described under “— Repurchase of Shares from Zhengqi International.”

Pursuant to a registration rights agreement entered into on October 14, 2015, Pacific’s initial shareholders and EarlyBirdCapital, and their permitted transferees, can demand that we register the offer and sale of ordinary shares that they acquired on or prior to our initial public offering. The holders of the majority of those founder shares are entitled to demand that we register these ordinary shares at any time commencing May 18, 2018. The holders of the private units (or underlying securities) are entitled to demand that the Company register these securities at any time after August18, 2017. In addition, those holders have “piggy-back” registration rights on registration statements filed after August 18, 2017. At the closing of our acquisition of Borqs International by way of merger, the Company, Zhengqi, EarlyBirdCapital and certain other investors amended and restated the registration rights agreement to include similar registration rights with respect to ordinary shares issued as merger consideration in that merger, and the ordinary shares acquired by Zhengqi and EarlyBirdCapital in connection with the Backstop and Subscription Agreement.

Independence of the Board of Directors

The independence of the members of our board of directors and committees is discussed in the sections above entitled “Independence of the Board of Directors” and “Committees of the Board of Directors.”

Item 14. Principal Accounting Fees and Services

The following table sets forth the aggregate fees for audit and other services provided by our independent registered public accounting firm, Ernst and Young Hua Ming LLP (“EY”), for the years ended December 31, 2016 and 2017:

	2016	2017
Audit fees (1)	$685	$741
Tax service fee (2)	-	$30
Total fees	$685	$771

(1)	The audit services relate to the audit of our annual financial statements, the review of the financial statements included in our quarterly reports, statutory audits and review of documents provided in connection with statutory or regulatory filings.

(2)	The tax service relates to a tax study regarding the merger in August 2017.

In accordance with its charter, the audit committee is required to pre-approve all audit and non-audit services to be performed by the independent auditors and the related fees for such services other than prohibited non-auditing services as promulgated under rules and regulations of the SEC (subject to the inadvertent de minimus exceptions set forth in the Sarbanes-Oxley Act of 2002 and the SEC rules). Subsequent to the merger in August 2017, all services performed by EY for our benefit were pre-approved by the audit committee in accordance with its charter and all applicable laws, rules and regulations.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a)   Consolidated financial statements, consolidated financial statements schedule and exhibits

1.    Consolidated financial statements. The consolidated financial statements as listed in the accompanying “Index to Consolidated Financial Information” are filed as part of this Annual Report on Form 10-K.

2.     All schedules not listed in the accompanying index have been omitted as they are either not required or not applicable, or the required information is included in the consolidated financial statements or the notes thereto.

3.    Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

	Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement dated December 27, 2016, as amended on May 10, 2017 and June 29, 2017, by and among Pacific, Borqs International, Sellers, the Purchaser Representative, the Seller Representative and, for certain limited purposes thereof, Zhengqi (incorporated by reference from Annex A to the Registrant’s Definitive Proxy Statement, filed with the SEC on July 14, 2017)	8-K	001-37593	2.1	8/24/17
3.1	Amended and Restated Memorandum and Articles of Association	8-K	001-37593	3.1	8/24/17
10.1	Registration Rights Agreement, dated August 18, 2017, by and among each of Selling Shareholders and the Purchaser Representative	8-K	001-37593	10.1	8/24/17
10.2	Form of Lock-Up Agreement, by and among each of the Selling Shareholders, Pacific and the Purchaser Representative	8-K	001-37593	10.2	8/24/17
10.3	Form of Non-Competition and Non-Solicitation Agreement, dated August 18, 2017, by and among certain shareholders of Pacific, Pacific, Borqs International and the Purchaser Representative	8-K	001-37593	10.3	8/24/17
10.4	Escrow Agreement, dated August 18, 2017, by and among the Registrant, the Purchaser Representative, Seller Representative and the Escrow Agent	8-K	001-37593	10.4	8/24/17
10.5	Form of Letter of Transmittal	8-K	001-37593	10.5	8/24/17
10.6	Backstop and Subscription Agreement, dated May 11, 2017, by and among Pacific and Zhengqi	8-K	001-37593	10.6	8/24/17
10.7+	Employment Contract, dated July 1, 2013, by and between Borqs International and Pat Sek Yuen Chan	8-K	001-37593	10.7	8/24/17
10.8+	Employment Contract, dated July 1, 2013, by and between Borqs International and Bob Xiao Bo Li	8-K	001-37593	10.8	8/24/17
10.9+	Employment Agreement, dated January 1, 2018, by and between Borqs Hong Kong Limited and Anthony K. Chan	8-K	001-37593	99.1	3/26/18
10.10+	Borqs Technologies, Inc. 2017 Equity Incentive Plan, as amended	8-K	001-37593	10.10	8/24/17
10.11	Form of Warrant, dated August 18, 2017, by and between the Company and each of Warrant Holders	8-K	001-37593	10.11	8/24/17
10.12	Partial Assignment and Amendment of Backstop and Subscription Agreement, dated August 18, 2017, by and between Zhengqi, EarlyBirdCapital, Pacific and Borqs International	8-K	001-37593	10.12	8/24/17

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	Amended and Restated Registration Rights Agreement, dated August 18, 2017, by and among Pacific and certain shareholders of Pacific	8-K	001-37593	10.13	8/24/17
10.14	Letter of Intent, dated January 8, 2018, by and between Borqs Technologies, Inc. and Shanghai KADI Technologies Co., Ltd.					X
10.15	Share Purchase Agreement, dated January 18, 2018, by and among with Borqs Technologies, Inc. and Colmei Technology International Limited, Shenzhen Crave Communication Company, Limited, and their respective shareholders.	8-K	001-37593	99.1	1/22/18
10.16	Alpha Network Ltd. Manufacturing & Service Agreement and Form of Purchase Order, dated September 1, 2015					X
10.17	Colmei Technology International Limited Master Manufacturing Agreement and Form of Purchase Order, dated March 6, 2017.					X
10.18	Reliance Retail Limited Form of Purchase Order, dated November 23, 2015					X
10.19+	Form of Indemnification Agreement, dated August 18, 2017, by and Borqs Technologies, Inc. and each of its directors and executive officers					X
21.1	List of subsidiaries	S-1	001-37593	21.1	2/14/18
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

+       Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 2, 2018.

BORQS TECHNOLOGIES, INC.

By:	/s/ Anthony K. Chan
Anthony K. Chan Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Pat Sek Yuen Chan		April 2, 2018
Pat Sek Yuen Chan	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Anthony K. Chan		April 2, 2018
Anthony K. Chan	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

/s/ Honghui Deng		April 2, 2018
Honghui Deng	Director

/s/ Yaqi Feng		April 2, 2018
Yaqi Feng	Director

/s/ Bill Huang		April 2, 2018
Bill Huang	Director

/s/ Jason Zexian Shen		April 2, 2018
Jason Zexian Shen	Director

/s/ Eric Tao		April 2, 2018
Eric Tao	Director

/s/ Joseph Wai Leung Wong		April 2, 2018
Joseph Wai Leung Wong	Director

