Form 10-K/A
period 2017-12-31
Borqs Technologies, Inc.
filed 2018-05-14
CIK 1650575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A (this “Amendment”) is being filed as an amendment to the Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed by Borqs Technologies, Inc. (the “Company”) on April 2, 2018 (the “10-K”). The sole purpose of this Amendment is to provide additional clarifying disclosures in Part II, Item 9A of the 10-K with respect to management’s assessment of the Company’s internal control over financial reporting and changes thereto.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, Amendment No. 1 includes new certifications from the Company’s principal executive officer and principal financial officer dated as of the date of filing of this Amendment No. 1.

This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, Part II, Item 9A, “Controls and Procedures,” in its entirety, Part IV, Item 15, “Exhibits and Financial Statement Schedules,” in its entirety, the signature page, and the new certifications from the Company’s Principal Executive Officer and Principal Financial Officer.

Except as described above, no other changes have been made to the 10-K. The 10-K continues to speak as of the date of the 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 10-K. Accordingly, this Amendment should be read in conjunction with our 10-K and our other filings made with the Securities and Exchange Commission subsequent to the filing of the Form 10-K.

Item 9A.    Controls and Procedures

(a)   Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this Annual Report, have concluded that, in light of the material weakness in our internal controls over financial reporting identified below, our disclosure controls and procedures were ineffective as of December 31, 2017 based on our evaluation of the controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth in the report Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including: (i) the control environment; (ii) risk assessment; (iii) control activities; (iv) information and communication; and (v) monitoring.

Based on that evaluation, our management concluded that the Company’s internal controls over financial reporting were not effective at December 31, 2017. We did not maintain sufficient controls over financial reporting processes due to a lack of sufficient number of financial reporting personnel with an appropriate level of knowledge and experience in U.S. GAAP and SEC reporting requirements and financial reporting programs to ensure that the consolidated financial statements were prepared in compliance with U.S. GAAP and SEC requirements properly. This deficiency constitutes a material weakness of our internal control over financial reporting.

(c)   Changes in Internal Control over Financial Reporting

We identified two material weaknesses in internal control over financial reporting during our preparation of the consolidated financial statements for the year ended December 31, 2016: (i) a lack of sufficient personnel with sound knowledge of U.S. GAAP reporting systems; and (ii) insufficient controls to ensure that appropriate accruals were made for expenses. Below is a discussion about the remedial efforts undertaken by management to address each of these material weaknesses.

Lack of sufficient accounting personnel. Management identified the following steps to remediate this material weakness:

●	Launching a recruitment program to hire additional senior professional qualified accounting staff with knowledge of U.S. GAAP and SEC reporting.

Action taken: We hired a senior manager of finance with proper qualifications and experience in 2017 to establish, implement and improve our internal control system including entity level and process level controls as well as policies according to the COSO internal control integrated framework. Additionally, in connection with our business combination in August 2017, we established an independent audit committee in August 2017, which, among other things, oversees the design and implementation effectiveness of the Company’s internal control over financial reporting at the end of each quarter.

●	Implementing U.S. GAAP accounting and financial reporting programs, both internal and external, for the Company’s existing accounting and reporting personnel including formulating internal policies relating to internal control over financial reporting, including preparing a comprehensive written accounting policies and procedures manual that can effectively and efficiently guide its finance and accounting personnel in addressing significant accounting issues and assist in preparing financial statements that are in compliance with U.S. GAAP and SEC requirements.

Action taken: We implemented a new ERP system that was launched in the first quarter of 2018. The new ERP system runs parallel to our existing accounting systems for project costs. As our accounting staff together with our supply management team adapt to the new ERP system, we believe our costs reporting and analysis will be more efficient and reliable.

Insufficient controls in expense accruals. In 2017, we developed additional controls to ensure that appropriate accruals are made for expenses, including (a) a thorough review of invoices before closing the accounting records for the period, (b) capturing data about purchases made for goods and services in a period even where the invoice has not yet been received and (c) developing expectations as to period expenses level by category to be used to monitor the adequacy of the accruals made.

Following the above-mentioned efforts, as of December 31, 2017, based on an assessment performed by our management on the performance of the remediation measures described above, we determined that the material weakness in providing for effective accruals in internal control over financial reporting had been remediated. However the material weakness relating to hiring sufficient U.S. GAAP-qualified accounting personal had not yet been fully remediated.

We plan to take additional measures to improve our internal control over financial reporting, including: (i) hiring additional qualified professionals with U.S. GAAP accounting experience in the year 2018; (ii) providing U.S. GAAP and SEC reporting training to our accounting personnel; and (iii) preparing a comprehensive written accounting policies and procedures manual that can effectively and efficiently guide our finance and accounting personnel in addressing significant accounting issues and preparing financial statements that are in compliance with U.S. GAAP and SEC requirements. In addition, we intend to engage an external service provider by the end of 2018 to assist management in evaluating our current internal control over financial reporting and implementing necessary controls and measures to assist it in preparing for compliance with internal control reporting. We believe that an external service provider will assist our efforts to staff sufficient personnel who can execute the tasks of reporting our financial results routinely and accurately, as well as help to identify and mitigate risks and address problems in an efficient manner.

However, the implementation of these initiatives may not fully address the material weaknesses and significant deficiencies in our internal control over financial reporting. See “Item 1A. Risk Factors — Risks Related to our Business and Industry – “If we fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results or prevent fraud, and investor confidence and the market price of our ordinary shares may be adversely impacted.”

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

3.    Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Annual Report on Form 10-K.

EXHIBIT INDEX

	Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Merger Agreement dated December 27, 2016, as amended on May 10, 2017 and June 29, 2017, by and among Pacific, Borqs International, Sellers, the Purchaser Representative, the Seller Representative and, for certain limited purposes thereof, Zhengqi (incorporated by reference from Annex A to the Registrant’s Definitive Proxy Statement, filed with the SEC on July 14, 2017)	8-K	001-37593	2.1	8/24/17
3.1	Amended and Restated Memorandum and Articles of Association	8-K	001-37593	3.1	8/24/17
10.1	Registration Rights Agreement, dated August 18, 2017, by and among each of Selling Shareholders and the Purchaser Representative	8-K	001-37593	10.1	8/24/17
10.2	Form of Lock-Up Agreement, by and among each of the Selling Shareholders, Pacific and the Purchaser Representative	8-K	001-37593	10.2	8/24/17
10.3	Form of Non-Competition and Non-Solicitation Agreement, dated August 18, 2017, by and among certain shareholders of Pacific, Pacific, Borqs International and the Purchaser Representative	8-K	001-37593	10.3	8/24/17
10.4	Escrow Agreement, dated August 18, 2017, by and among the Registrant, the Purchaser Representative, Seller Representative and the Escrow Agent	8-K	001-37593	10.4	8/24/17
10.5	Form of Letter of Transmittal	8-K	001-37593	10.5	8/24/17
10.6	Backstop and Subscription Agreement, dated May 11, 2017, by and among Pacific and Zhengqi	8-K	001-37593	10.6	8/24/17
10.7+	Employment Contract, dated July 1, 2013, by and between Borqs International and Pat Sek Yuen Chan	8-K	001-37593	10.7	8/24/17
10.8+	Employment Contract, dated July 1, 2013, by and between Borqs International and Bob Xiao Bo Li	8-K	001-37593	10.8	8/24/17
10.9+	Employment Agreement, dated January 1, 2018, by and between Borqs Hong Kong Limited and Anthony K. Chan	8-K	001-37593	99.1	3/26/18
10.10+	Borqs Technologies, Inc. 2017 Equity Incentive Plan, as amended	8-K	001-37593	10.10	8/24/17
10.11	Form of Warrant, dated August 18, 2017, by and between the Company and each of Warrant Holders	8-K	001-37593	10.11	8/24/17
10.12	Partial Assignment and Amendment of Backstop and Subscription Agreement, dated August 18, 2017, by and between Zhengqi, EarlyBirdCapital, Pacific and Borqs International	8-K	001-37593	10.12	8/24/17

Incorporated by Reference
Exhibit Number	Exhibit Title	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	Amended and Restated Registration Rights Agreement, dated August 18, 2017, by and among Pacific and certain shareholders of Pacific	8-K	001-37593	10.13	8/24/17
10.14*	Letter of Intent, dated January 8, 2018, by and between Borqs Technologies, Inc. and Shanghai KADI Technologies Co., Ltd.
10.15	Share Purchase Agreement, dated January 18, 2018, by and among with Borqs Technologies, Inc. and Colmei Technology International Limited, Shenzhen Crave Communication Company, Limited, and their respective shareholders.	8-K	001-37593	99.1	1/22/18
10.16*	Alpha Network Ltd. Manufacturing & Service Agreement and Form of Purchase Order, dated September 1, 2015
10.17*	Colmei Technology International Limited Master Manufacturing Agreement and Form of Purchase Order, dated March 6, 2017.
10.18*	Reliance Retail Limited Form of Purchase Order, dated November 23, 2015
10.19+*	Form of Indemnification Agreement, dated August 18, 2017, by and Borqs Technologies, Inc. and each of its directors and executive officers
21.1	List of subsidiaries	S-1	001-37593	21.1	2/14/18
31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002					X
31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted by Section 302 of the of the Sarbanes-Oxley Act of 2002					X
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. section 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002					X

+       Management contract or compensatory plan or arrangement

*       Previously filed with the 10-K filed on April 2, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 14, 2018.

BORQS TECHNOLOGIES, INC.

By:	/s/ Anthony K. Chan
Anthony K. Chan Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated below.

Signature	Title	Date

/s/ Pat Sek Yuen Chan		May 14, 2018
Pat Sek Yuen Chan	Chief Executive Officer and Director (Principal Executive Officer)

/s/ Anthony K. Chan		May 14, 2018
Anthony K. Chan	Chief Financial Officer (Principal Financial Officer, Principal Accounting Officer)

Honghui Deng	Director

Yaqi Feng	Director

/s/ Bill Huang		May 14, 2018
Bill Huang	Director

Jason Zexian Shen	Director

/s/ Eric Tao		May 14, 2018
Eric Tao	Director

/s/ Joseph Wai Leung Wong		May 14, 2018
Joseph Wai Leung Wong	Director