Form 10-Q
period 2018-03-31
Borqs Technologies, Inc.
filed 2018-05-15
CIK 1650575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-37593

BORQS TECHNOLOGIES, INC.

(Exact name of registrant as specified in its charter)

British Virgin Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

Building B23-A, Universal Business Park No. 10 Jiuxianqiao Road Chaoyang District, Beijing, China	100015
(Address of principal executive offices)	(Zip Code)

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

As of May 11, 2018, there were 31,307,522 shares issued and 31,303,350 shares outstanding, no par value, of the Company’s ordinary shares.

i

PART I - FINANCIAL INFORMATION

BORQS TECHNOLOGIES, INC.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of US dollars (“US$”))

		As of December 31,	As of March 31,
	Note	2017	2018
		US$	US$
			(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		13,060	3,026
Restricted cash		3,459	21
Accounts receivable		65,720	39,856
Receivable from Mobile Virtual Network Operator (“MVNO”) franchisees		3,514	3,646
Inventories		17,031	20,784
Deferred cost of revenues		507	751
Prepaid and other current assets	(3)	16,240	22,846

Total current assets		119,531	90,930

Non-current assets:
Property and equipment, net	(4)	1,362	1,316
Intangible assets, net	(5)	20,004	20,588
Goodwill	(6)	736	765
Long-term investment	(7)	-	11,662
Deferred tax assets		1,463	1,566
Deferred cost of revenues		2,642	3,666
Other non-current assets		2,994	5,883

Total non-current assets		29,201	45,446

Total assets		148,732	136,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US$)

		As of December 31,	As of March 31,
	Note	2017	2018
		US$	US$
			(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including accounts payable of the Consolidated VIEs without recourse to the primary beneficiaries of US$4,143 and US$3,302 as of December 31, 2017 and March 31, 2018, respectively)		49,690	16,671
Accrued expenses and other payables (including accrued expenses and other payables of the Consolidated VIEs without recourse to the primary beneficiaries of US$4,038 and US$4,339 as of December 31, 2017 and March 31, 2018, respectively)	(9)	12,163	16,425
Advances from customers (including advances from customers of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and March 31, 2018, respectively)		3,623	6,519
Deferred revenues (including deferred revenues of the Consolidated VIEs without recourse to the primary beneficiaries of US$5,904 and US$4,800 as of December 31, 2017 and March 31, 2018, respectively)		7,960	7,307
Income tax payable (including income tax payable of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and March 31, 2018, respectively)		1,232	1,860
Short-term bank borrowings (including short-term bank borrowings of the Consolidated VIEs without recourse to the primary beneficiaries of nil and US$40 as of December 31, 2017 and March 31, 2018, respectively)	(8)	12,648	12,792
Long-term bank borrowings – current portion (including long-term bank borrowings – current portion of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and March 31, 2018, respectively)	(8)	5,432	4,479

Total current liabilities		92,748	66,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US$)

		As of December 31,	As of March 31,
	Note	2017	2018
		US$	US$
			(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-current liabilities:
Unrecognized tax benefits (including unrecognized tax benefits of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and March 31, 2018, respectively)	(13)	2,121	3,091
Deferred tax liabilities (including deferred tax liabilities of the Consolidated VIEs without recourse to the primary beneficiaries of US$1,550 and US$1,524 as of December 31, 2017 and March 31, 2018, respectively)	(13)	3,555	3,796
Deferred revenues (including deferred revenues of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and March 31, 2018, respectively)		1,346	2,693
Long-term bank payable (including long-term payable of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and March 31, 2018, respectively)	(7)	-	5,531
Deferred government grants (including deferred government grants of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and March 31, 2018, respectively)	(10)	1,957	2,034

Total non-current liabilities		8,979	17,145

Total liabilities		101,727	83,198

Commitments and contingencies	(16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US$, except for number of shares and per share data)

		As of December 31,	As of March 31,
	Note	2017	2018
		US$	US$
			(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Shareholders’ equity:
Ordinary shares (no par value; unlimited shares authorized; 30,804,635 shares issued and outstanding as of December 31, 2017 and 31,307,522 shares issued and 31,303,350 shares outstanding as of March 31, 2018, respectively)		-	-
Additional paid-in capital		120,642	124,058
Statutory reserve		1,898	2,074
Accumulated deficit		(74,231)	(73,230)
Accumulated other comprehensive (loss) income	(11)	(507)	825

Total Borqs Technologies, Inc. shareholder’s equity		47,802	53,727

Noncontrolling interest		(797)	(549)

Total shareholders’ equity		47,005	53,178

Total liabilities and shareholders’ equity		148,732	136,376

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands of US$, except for number of shares and per share data)

		Three Months Ended March 31,
	Note	2017	2018
		US$	US$
Net Revenues:
Software		3,084	2,256
Hardware		21,679	48,118
MVNO		5,932	7,509
Others		515	373

Total net revenues		31,210	58,256

Software		(2,330)	(769)
Hardware		(19,238)	(43,399)
MVNO		(5,287)	(5,061)
Others		(200)	(171)

Total cost of revenues		(27,055)	(49,400)

Total gross profit		4,155	8,856

Operating expenses:
Sales and marketing expenses		(1,339)	(1,682)
General and administrative expenses		(1,558)	(3,096)
Research and development expenses		(292)	(889)
Changes in the fair value of warrant liabilities		(161)	-

Total operating expenses		(3,350)	(5,667)

Other operating income		266	-

Operating income		1,071	3,189

Interest income		2	6
Interest expense		(619)	(245)
Other income		303	39
Other expense		(118)	(45)
Foreign exchange loss		(177)	(374)

Profit before income taxes		462	2,570
Income tax expenses	(13)	(444)	(1,183)
Net Income		18	1,387
Less: net (loss) income attributable to noncontrolling interests		(78)	188
Net income attributable to Borqs Technologies, Inc.		96	1,199
Add: accretion to redemption value of convertible redeemable preferred shares		(298)	-
Net ( loss) income attributable to ordinary shareholders		(202)	1,199

(Loss) earnings per share:
Basic		(0.05)	0.05
Diluted		(0.05)	0.04

Number of ordinary shares used in (loss) earnings per share computation:
Basic		4,224,725	26,384,152
Diluted		4,224,725	27,471,885

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED CONDENSED INTERIM STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands of US$)

		Three Months Ended March 31,
	Note	2017	2018
		US$	US$
Net Income		18	1,387
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments, net of tax of nil		312	1,392
Other comprehensive income, net of tax of nil	(11)	312	1,392
Comprehensive Income		330	2,779
Less: comprehensive (loss) income attributable to noncontrolling interest		(71)	248
Comprehensive Income attributable to the Borqs Technologies, Inc.		401	2,531

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONSOLIDATED CONDENSED INTERIM STATEMENTS OF CASH FLOWS

(Amounts in thousands of US$)

	Three Months Ended March 31,
	2017	2018
	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash generated from operating activities	1,183	688

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(76)	(115)
Purchases of intangible assets	(1,889)	(1,617)
Proceeds from disposal of property and equipment	-	1
Repayments of a loan to a third party	121	1,469

Net cash used in investing activities	(1,844)	(262)

CASH FLOWS FROM FINANCING ACTIVITIES
Prepayment for repurchase of ordinary shares	-	(10,070)
Proceeds from issuance of convertible redeemable preferred shares	9,007	-
Issuance costs	(312)	-
Proceeds from short-term bank borrowings	-	40
Proceeds from long-term bank borrowings	2,000	-
Repayments of long-term bank borrowings	(143)	(1,000)

Net cash generated from (used in) financing activities	10,552	(11,030)

Effect of foreign exchange rate changes on cash and cash equivalents	53	570

Net increase (decrease) in cash and cash equivalents	9,944	(10,034)
Cash and cash equivalents at beginning of period	3,610	13,060

Cash and cash equivalents at end of period	13,554	3,026

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Amounts in thousands of US$, unless otherwise stated)

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

On August 18, 2017, the Company acquired 100% equity interest of BORQS International Holding Corp. (“Borqs International”) and its subsidiaries, variable interest entities (the “VIE”) and the VIE’s subsidiaries (collectively referred to as “Borqs Group” hereinafter) (the Company and Borqs Group collectively referred to as the “Group”) in an all-stock transaction (the “Merger”). Concurrent with the completion of the acquisition of Borqs International, the Company changed its name from Pacific Special Acquisition Corp.”, to Borqs Technologies, Inc.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, regarding financial reporting, and include all normal and recurring adjustments that management of the Group considers necessary for a fair presentation of its financial position and operation results. Certain information and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these statements should be read in conjunction with the Group’s unaudited consolidated financial statements as of and for the three years in the periods ended December 31, 2017.

(b)	Liquidity

As of March 31, 2018, the Group has accumulated deficit of US$73,230 and negative cash flow of US$10,034 for the three months then ended. These condition raises substantial doubt about the Group’s ability to continue as a going concern.

When preparing the unaudited condensed consolidated financial statements as of March 31, 2018 and for the three months then ended, the Group’s management concluded that a going concern basis of preparation was appropriate after analyzing the forecasted cash flows for the next twelve months, which indicates that the Group will have sufficient liquidity. In preparing the forecasted cash flow analysis, management took into account of the expected net cash inflows to be funded by public offering of approximately US$20,000. As a result, management prepared the unaudited condensed consolidated financial statements assuming the Group will continue as a going concern. However, there is no assurance that the public offering can be completed in a timely manner or at all, and there is no assurance that any short term debt is available at acceptable terms. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Amounts in thousands of US$, unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Long-term investment

The Group’s long-term investment represents a cost method investment purchased during the three months period ended March 31, 2018.

In accordance with ASC 325-20 (“ASC 325-20”), Investments-Other: Cost Method Investments, for investments in investees over which the Group does not have significant influence, the Group carries the investments at cost and only adjusts for other-than-temporary declines in fair value and distributions of earnings. The Group’s management regularly evaluates the impairment of its cost method investments based on the performance and financial position of the investees as well as other evidence of estimated market values. Such evaluation includes, but is not limited to, reviewing the investees’ cash position, recent financing, projected and historical financial performance, cash flow forecasts and current and future financing needs. An impairment loss is recognized in the consolidated statements of comprehensive loss equal to the excess of the investment’s cost over its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value would then become the new cost basis of investment.

(d)	Recent accounting pronouncements

The Group is an emerging growth company (“EGC’’) as defined by the Jumpstart Our Business Startups Act (“JOBS Act’’). The JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay adoption of certain accounting standards until those standards would otherwise apply to private companies. The Group elected to take advantage of the extended transition period. However, this election will not apply should the company cease to be classified as an EGC.

In May 2014, the Financial Accounting Standards Board (“FASB’’) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for the Group for annual reporting periods beginning January 1, 2019 and interim periods within annual periods beginning January 1, 2020. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing, which clarify guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers— Narrow-Scope Improvements and Practical Expedients, which addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition and provides practical expedients for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective dates for these amendments are the same as the effective date of ASU No 2014-09. Early adoption is permitted, and the standard permits the use of either the retrospective or cumulative effect transition method. The Group does not plan to early adopt the standard and amendments and it is in the process of developing a plan for evaluating the impact of adoption of these guidance on its unaudited consolidated financial statements, including the selection of the adoption method, the identification of differences, if any, from the application of the guidance, and the impact of such differences, if any, on its consolidated unaudited financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 is effective for the Group beginning January 1, 2019 with interim periods within annual periods beginning January 1, 2020. Early adoption is permitted no earlier than the fiscal year beginning January 1, 2018 including interim periods within that year. The Group does not plan to early adopt ASU 2016-01 and it is currently evaluating the impact of adopting this standard on its unaudited consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for the Group for annual reporting periods beginning January 1, 2020 and interim periods within annual periods beginning January 1, 2021. Early adoption is permitted. The Group does not plan to early adopt ASU 2016-02 and it is currently evaluating the impact of adopting the standard on its unaudited consolidated financial statements.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Amounts in thousands of US$, unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Recent accounting pronouncements (Continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. The standard will replace “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. The standard is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods therein, and annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021 for all other entities. Early adoption is permitted. The Group does not plan to early adopt ASU No. 2016-13 and it is evaluating the effect that this guidance will have on its unaudited consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flow (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amount shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 are effective for the Group for annual reporting periods beginning January 1, 2019 and interim periods within annual periods beginning January 1, 2020. Early adoption is permitted. The Group does not plan to early adopt ASU 2016-15 and ASU 2016-18 and it is evaluating the impacts that these standards will have on its unaudited consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. ASU 2017-01 is effective for the Group for annual reporting periods beginning January 1, 2020 and interim periods within annual periods beginning January 1, 2021, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements. The Group does not plan to early adopt ASU 2017-01 and does not expect the impact that this standard will have a material impact on its unaudited consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This standard is effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Group does not plan to early adopt ASU 2017-04 and it is currently evaluating the impact of adopting this standard on its unaudited consolidated financial statements.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Amounts in thousands of US$, unless otherwise stated)

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of March 31,
	2017	2018
	US$	US$

Staff advances	312	430
Prepayment for ordinary share repurchase (i)	-	10,048
Prepayment for products	1,008	1,787
Advance to OEM	3,662	-
Rental and other deposits	1,203	1,103
VAT recoverable	2,189	2,898
Loan to third parties	1,469	-
Receivable from an agent	6,318	6,450
Others	79	130

	16,240	22,846

(i)

On January 10, 2018, the Company entered into a stock repurchase agreement (“Stock Repurchase Agreement”) with Zhengqi International Holding Limited (“Zhengqi”), pursuant to which the Company agreed to repurchase 966,136 ordinary shares that were originally issued and sold to Zhengqi on August 18, 2017, at an aggregate purchase price of $10 million. The $10 million share repurchases consideration was transferred to Zhengqi, and the Company is working with Zhengqi to complete certain procedures to close the transaction in 2018.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of December 31,	As of March 31,
	2017	2018
	US$	US$
At cost:
Leasehold improvements	933	1,115
Computer and network equipment	6,458	6,595
Office equipment	918	987
Motor vehicles	233	234
	8,542	8,931
Less: accumulated depreciation	(7,180)	(7,615)

	1,362	1,316

Depreciation expense was US$283 and US$139 for the three months ended March 31, 2017 and 2018, respectively, were included in the following captions:

	Three Months Ended March 31,
	2017	2018
	US$	US$

Cost of revenues	41	48
Sales and marketing expenses	2	3
General and administrative expenses	72	18
Research and development expenses	168	70

	283	139

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Amounts in thousands of US$, unless otherwise stated)

5.	INTANGIBLE ASSETS, NET

The following table presents the Group’s intangible assets as of the respective balance sheet dates:

	Software	Capitalized software development costs	License	Total
	US$	US$	US$	US$

Balance as of January 1, 2017	2,294	6,874	6,330	15,498
Additions	31	1,858	-	1,889
Amortization expense	(60)	(670)	(212)	(942)
Foreign currency translation difference	11	23	35	69

Balance as of March 31, 2017	2,276	8,085	6,153	16,514

Balance as of January 1, 2018	2,529	11,600	5,875	20,004
Additions	139	1,478	-	1,617
Amortization expense	(29)	(1,339)	(236)	(1,604)
Foreign currency translation difference	98	243	230	571

Balance as of March 31, 2018	2,737	11,982	5,869	20,588

The intangible assets are amortized using the straight-line method, which is the Group’s best estimate of how these assets will be economically consumed over their respective estimated useful lives of 3-10 years.

Amortization expense was US$942 and US$1,604 for the three months ended March 31, 2017 and 2018, respectively.

6.	GOODWILL

The changes in the carrying amount of goodwill were as follows:

	As of December 31,	As of March 31,
	2017	2018
	US$	US$

Balance at beginning of the period	693	736
Foreign currency translation difference	43	29

Balance at end of the period	736	765

No impairment charge was recorded in any of the three months ended March 31, 2017 and 2018, respectively.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Amounts in thousands of US$, unless otherwise stated)

7.	LONG-TERM INVESTMENT

On January 18, 2018, the Company entered into an agreement with Colmei Technology International Ltd (“Colmei”) and its affiliate Shenzhen Crave Communication Co., Ltd (“Crave”), along with the shareholders of Crave and Colmei (“Selling Shareholders”), pursuant to which the Selling Shareholders sold to the Company 13.8% of the outstanding shares of Crave and 13.8% of the outstanding shares of Colmei. Under the agreement, the Company paid purchase consideration consisting of the Company’s 473,717 ordinary shares issued and cash in the amount of US$10,000 to be paid to the Selling Shareholders over a period of 36 months from the date of agreement. If approved by the Company’s board of directors, the Company will also issue additional shares to the Selling Shareholders if the aggregate value of the Company shares initially issued to the Selling Shareholders under this agreement is less than US$3,000 on August 18, 2018. This transaction was completed on March 22, 2018.

The Company does not have significant influence over the investees and therefore the investment was accounted for under the cost method. Cost of the long-term investment consisted of the fair value of the share consideration on the date of issuance and the present value of the cash consideration, which was determined based on management’s estimate of the payment schedule.

8.	BANK AND OTHER BORROWINGS

Bank and other borrowings are as follows as of the respective balance sheet dates:

	As of December 31,	As of March 31,
	2017	2018
	US$	US$

Short-term bank and other borrowings	12,648	12,792
Long-term bank borrowings, current portion	5,432	4,479

Total borrowings	18,080	17,271

The short-term bank borrowings outstanding as of December 31, 2017 and March 31, 2018 bore a weighted average interest rate of 6.73% and 6.44% per annum, respectively, and were denominated in RMB and US$. These borrowings were obtained from financial institutions and have terms of one year.

The long-term bank borrowings, current portion outstanding as of March 31, 2018 bore a weighted average interest rate of 8%, and were denominated in US$. These borrowings were obtained from financial institutions located in the United States, and have terms of three years.

On November 28, 2017, the Company entered into short-term loan agreement with HHMC Microelectronic Co., Limited for US$5,000,000 with an interest rate of 14.6% per annum and a maturity term of three months, for working capital. The loan has been extended to May 28, 2018.

Bank borrowings as of March 31, 2018 were pledged by accounts receivable.

As of March 31, 2018, the Company was in breach of two of the financial covenants under a long-term bank borrowing with an outstanding balance of US$479. The breach could result in acceleration of the repayment according to the contractual term. Therefore, the outstanding balance was reclassified as current liability as of March 31, 2018.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Amounts in thousands of US$, unless otherwise stated)

9.	ACCRUED EXPENSES AND OTHER PAYABLES

The components of accrued expenses and other payables are as follows:

	As of December 31,	As of March 31,
	2017	2018
	US$	US$

Payroll and welfare payable	2,030	2,457
Payable for long-term investment (Note 7)	-	3,131
VAT, and other taxes payable	2,473	2,827
Payables for office supply and utilities	711	958
Payables for purchase of property and equipment	52	54
Professional service fees	3,161	2,964
Deposits from agents	3,509	3,614
Others	227	420
	12,163	16,425

10.	DEFERRED GOVERNMENT GRANTS

The government grants received are required to be used in construction of property and equipment. These grants are initially deferred and subsequently recognized in the statement of operations over the life of the related assets as other operating income.

	Three Months Ended March 31,
	2017	2018
	US$	US$

Balance at beginning of the period	2,108	1,957
Recognized as other operating income	(266)	-
Foreign currency translation difference	12	77
Balance at ending of the period	1,854	2,034

11.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The changes in accumulated other comprehensive income (loss), net of tax of nil, are as follows:

	Foreign currency translation	Total
	US$	US$

Balance as of December 31, 2016	(2,626)	(2,626)
Current year other comprehensive income	2,119	2,119
Balance as of December 31, 2017	(507)	(507)
Current year other comprehensive income	1,332	1,332
Balance as of March 31, 2018	825	825

12.	MAINLAND CHINA EMPLOYEE CONTRIBUTION PLAN

As stipulated by the regulations of the PRC, full-time employees of the Company in the PRC participate in a government-mandated multiemployer defined contribution plan organized by municipal and provincial governments. Under the plan, certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The Company is required to make contributions to the plan based on certain percentages of employees’ salaries. The total expenses for the plan were US$558 and US$836 respectively, for the three months ended March 31, 2017 and 2018.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Amounts in thousands of US$, unless otherwise stated)

13.	TAXATION

Profit before income taxes consists of:

	Three Months Ended March 31,
	2017	2018
	US$	US$

Non-PRC	1,903	590
PRC	(1,441)	1,980

	462	2,570

Income tax expenses comprise of:

	Three Months Ended March 31,
	2017	2018
	US$	US$

Current	(473)	(1,050)
Deferred	29	(133)

	(444)	(1,183)

The reconciliation of tax computed by applying the statutory income tax rate of 25% for the three months ended March 31, 2017 and 2018 applicable to the PRC operations to income tax expenses is as follows:

	Three Months Ended March 31,
	2017	2018
	US$	US$

Profit before income taxes	462	2,570

Income tax expenses computed at the statutory income tax rate at 25%	(116)	(642)

Non-deductible expenses	(123)	(105)
Non-taxation income	67	-
Preferential rate	(99)	355
Current and deferred tax rate differences	6	(834)
Foreign rate differences	(132)	(149)
Change of valuation allowance	(16)	545
Interest expenses	(31)	(353)

Income tax expenses	(444)	(1,183)

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Amounts in thousands of US$, unless otherwise stated)

13.	TAXATION (CONTINUED)

Deferred Taxes

The significant components of deferred taxes are as follows:

	As of December 31,	As of March 31,
	2017	2018
	US$	US$
Deferred tax assets
Inventories provision	229	-
AR provision	-	238
Accrued salary and welfare payable	165	284
Property and equipment	14	15
Tax losses	14,769	14,198
Valuation allowance	(13,714)	(13,169)
Total deferred tax assets	1,463	1,566
Deferred tax liabilities
Intangible assets	2,004	1,964
Deferred cost of revenues	1,551	1,832

Total deferred tax liabilities	3,555	3,796

As of March 31, 2018, the Group had net tax operating losses from its PRC subsidiaries and its Consolidated VIEs, as per filed tax returns, of US$28,855, which will expire from 2018 to 2022. The Group has net tax operating loss from its HK subsidiary of US$14,949, which will not expire.

As of March 31, 2018, the Group intends to permanently reinvest the undistributed earnings from its foreign subsidiaries and the Consolidated VIEs to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries and the Consolidated VIEs is not determined because such a determination is not practicable.

Unrecognized Tax Benefits

As of December 31, 2017 and March 31, 2018, the Group recorded an unrecognized tax benefits of US$4,047 and US$5,334, respectively, of which, US$2,764 and US$3,654, respectively, are presented on a net basis against the deferred tax assets related to tax loss carry forwards on the consolidated balance sheets. The unrecognized tax benefits and its related interests are primarily related to under-reported intercompany profit. The amount of unrecognized tax benefits will change in the next 12 months, pending clarification of current tax law or audit by the tax authorities, however, an estimate of the range of the possible change cannot be made at this time. As of December 31, 2017 and March 31, 2018, unrecognized tax benefits of US$2,043 and US$2,983, if ultimately recognized, will impact the effective tax rate.

A roll-forward of unrecognized tax benefits is as follows:

	Three Months Ended March 31,
	2017	2018
	US$	US$

Balance at beginning of period	4,053	4,547
Additions based on tax positions related to the current year	67	609
Foreign currency translation difference	(407)	178

Balance at end of period	3,713	5,334

In the three months ended March 31, 2017 and 2018, the Group recorded interest expenses accrued in relation to the unrecognized tax benefits of US$31 and US$353 in income tax expenses, respectively. Accumulated interest expenses recorded by the Group was US$119 and US$691 as of March 31, 2017 and 2018, respectively. As of March 31, 2018, the tax years ended December 31, 2013 through 2018 for the PRC subsidiaries and the VIE remain open for statutory examination by the PRC tax authorities.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Amounts in thousands of US$, unless otherwise stated)

14.	RELATED PARTY TRANSACTIONS

(a)	Related parties

Names of related parties	Relationship with the Group
Intel Capital Corporation (“Intel”) and its affiliates	A substantial shareholder of the company, but exited from the mobile chipset activities.

(b)	Other than disclosed elsewhere, the Group had the following significant related party transactions for the three months ended March 31, 2017 and 2018:

	Three Months Ended March 31,
	2017	2018
	US$	US$
Software services provided to:
Intel Corporation	-	-
Intel (China) Co., Ltd.	9	-
Intel Asia-Pacific Research and Development Ltd.	19	-
Intel (China) Research Center Co., Ltd.	34	-

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Amounts in thousands of US$, unless otherwise stated)

15.	(LOSS) EARNINGS PER SHARE

Basic and diluted (loss) earnings per share for each of the three months presented are calculated as follows:

	Three Months Ended March 31,
	2017	2018
	US$	US$
Numerator:
Net income	18	1,387
Less: net (loss) income attributable to noncontrolling interests	(78)	188

Net income attributable to Borqs Technologies, Inc.	96	1,199
Accretion to redemption value of Convertible Redeemable Preferred Shares	(298)	-
Net (loss) income attributable to Borqs Technologies, Inc.’s ordinary shareholders	(202)	1,199

Denominator:
Weighted-average number of ordinary shares outstanding—basic	4,224,725	26,384,152
Weighted-average number of ordinary shares outstanding—diluted	4,224,725	27,471,885

(Loss) earnings per share—Basic:	(0.05)	0.05
(Loss) earnings per share—Diluted:	(0.05)	0.04

For the three months ended March 31, 2017, convertible redeemable preferred shares and share options, replacement warrants to purchase ordinary shares were anti-dilutive and excluded from the calculation of diluted net loss per share

16.	COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Group leases buildings in the PRC and India under non-cancelable operating leases expiring on different dates. For the three months ended March 2017 and 2018, total rental expenses for all operating leases amounted to US$354 and US$421, respectively.

As of March 31, 2018, the Group has future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year in relation to office buildings consisting of the following:

US$

2018	1,369
2019	2,070
2020	1,184
2021	526
2022 and thereafter	424

5,573

Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases.

Income Taxes

As of March 31, 2018, the Group recognized an accrual of US$3,091 for unrecognized tax benefits and its interest (Note 13). The final outcome of the tax uncertainty is dependent upon various matters including tax examinations, interpretation of tax laws or expiration of statutes of limitation. However, due to the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As of March 31, 2018, the Group classified the accrual for unrecognized tax benefits as a non-current liability.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Amounts in thousands of US$, unless otherwise stated)

17.	SEGMENT REPORTING

The operations of the Group are organized into two segments, consisting of Yuantel and Connected Solution.

The CODM measures the performance of each segment based on metrics of revenue and earnings from operations and uses these results to evaluate the performance of, and to allocate resources to each of the segments. CODM does not evaluate operating segments using asset information.

The CODM evaluates performance based on each reporting segment’s net revenue and operating profit (loss). The table below provides a summary of the Group’s operating segment results for the three months ended March 31, 2017 and 2018:

		Connected	Total
Three months ended March 31, 2018	Yuantel	Solution	Segments	Eliminations	Consolidated

Net revenue
-External customers	7,882	50,374	58,256	-	58,256
-Inter-segment	-	304	304	(304)	-
Total net revenue	7,882	50,678	58,560	(304)	58,256

Operating income	684	2,505	3,189	-	3,189

		Connected	Total
Three months ended March 31, 2017	Yuantel	Solution	segments	Eliminations	Consolidated

Net revenue
-External customers	6,447	24,763	31,210	-	31,210
-Inter-segment	-	449	449	(449)	-
Total net revenue	6,447	25,212	31,659	(449)	31,210

Operating (loss) income	(1,122)	2,193	1,071	-	1,071

	Three Months Ended March 31,
	2017	2018
	US$	US$

PRC	12,759	11,179
Outside PRC:
United States	1,553	4,196
India	2,088	42,074
Rest of the world	14,810	807
Total net revenue	31,210	58,256

18.	SUBSEQUENT EVENTS

Acquisition of KADI

On January 8, 2018, the Company entered into a letter of intent to acquire a 60% equity interest in Shanghai KADI Machinery Technology Co., Ltd (“KADI”), a Chinese company that develops software and hardware solutions for electric vehicle control modules, for an aggregate consideration of $15 million consisting of $11.7 million in cash and an agreed-upon value of $3.3 million in the Company’s ordinary shares with the selling shareholders of KADI. KADI is not a customer or a supplier of Borqs. In accordance with the letter of intent, the Company have made three of four scheduled cash advances to KADI amounted to $450,000, which is recorded as other non-current assets. The remaining fourth payment of $150,000 will be paid in May 2018. These advances will be deducted from the cash consideration to KADI under the definitive agreement to be negotiated.  If this transaction fails to be consummated within nine months after signing of the letter of intent, the advance payments will be exchanged into equity interest representing 5% of the outstanding capital stock of KADI on such date. There are no termination fees or penalties under the letter of intent.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the” Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Company has two business units (“BUs”), the Connected Solutions BU and the mobile virtual network operator (“MVNO”) BU. The Connected Solutions BU develops wireless smart connected devices and cloud solutions; revenue from the Connected Solutions BU consists of software revenue and hardware revenue. The MVNO BU operates a mobile virtual network in China that provides a full range of 2G/3G/4G mobile communication services at the consumer level.

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

The Company provides Connected Solutions customers with customized, integrated, commercial grade Android platform software and service solutions to address vertical market needs through the targeted BorqsWare software platform solutions. The BorqsWare software platform consists of BorqsWare Client Software and BorqsWare Server Software. The BorqsWare Client Software platform consists of three major components: commercial grade Android software that works with particular mobile chipsets; functionality enhancements of open source Android software; and mobile operator required services. Customers may require the Company to provide further customization based on the BorqsWare Client Software, to meet their specific market needs. The BorqsWare Client Software platform has been used in Android phones, tablets, watches and various Internet-of-things, or IoT, devices. The BorqsWare Server Software platform consists of back-end server software that allows customers to develop their own mobile end-to-end services for their devices. The BorqsWare Server Software provides software necessary for upgrades, charging and various APIs that enhance the customers’ services. Customers may require the Company to provide further customization based on BorqsWare Server Software, to meet their specific needs.

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

The Connected Solutions BU has a global customer base covering core parts of the Android platform value chain, including mobile chipset manufacturers, mobile device OEMs and mobile operators. This BU represented 86.5% of the Company’s net revenues in the three months ended March 31, 2018, while the MVNO BU represented 13.5% of net revenues for the same periods. As of April 2018, the Company has collaborated with six mobile chipset manufacturers and 29 mobile device OEMs to commercially launch Android based connected devices in 11 countries, and sales of connected devices with the BorqsWare software platform solutions are embedded in more than 10 million units worldwide.

The Company has dedicated significant resources to research and development, and it has research and development centers in Beijing, China and Bangalore, India. As of March 31, 2018, 350 of 502 full-time employees and contractors were technical professionals dedicated to platform research and development and product specific customization. Technical professionals have diverse backgrounds and experience gained through employment with leading mobile chipset designers and manufacturers, mobile device OEMs, internet content providers and other software and hardware enterprises.

The Company has achieved significant growth since inception. Net revenues increased from $31.2 million in March 31, 2017 to $58.3 million for the three months ended March 31, 2018, representing a 86.7% increase. The Company recorded a net income of $1.4 million in March 31, 2018, compared with net income of approximately $18,000 for the three months ended March 31, 2017.

Key Factors Affecting Results of Operations

Revenue mix impacts the Company’s overall gross profit and gross margin. In particular:

●	Connected Solutions BU. Revenue from product sales is the largest component of Connected Solutions BU revenue. Product sales gross margin is primarily affected by competition cost of components, and intellectual property royalties that the Company pays to patent licensors. Gross margin for engineering design fees and software royalties tends to be higher because the associated cost of revenues is less and pricing is less subject to competitive pressure. In addition, because product sales and software royalties are generally calculated on a per-unit basis, our revenue will vary depending upon the volume of product sales. Engineering design fees are generally not related to volume of product sales.

●	MVNO BU. Gross margin of the MVNO BU is affected by the wholesale rates the Company obtained from the incumbent operator, as well as the competition in the market. Over time, wholesale rates generally decline due to competition and newer technologies (e.g. 4G, 4.5G, and 4.75G).

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

The aggregate amount of cash and cash equivalent and restricted cash are not materially affected by currency fluctuations because the majority of our revenues are denominated in U.S. Dollars based on contracts made in Hong Kong and the Cayman Islands. Financings from sales of equity and working capital loans are denominated in U.S. Dollars and executed in Hong Kong and the Cayman Islands, and repayments have been made in U.S. Dollars outside of China, thus not requiring approval from the PRC State Administration of Foreign Exchange. The MVNO business, and small amounts of Connected Solutions BU activities within China, generate revenue in Renminbi. Personnel and personnel-related expenses are primarily paid in Renminbi, and costs of components used in Connected Solutions BU hardware revenues are primarily paid in U.S. Dollars. As of March 31, 2018, we held a total of $3.0 million cash on a consolidated basis.

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

Comparisons for the Three Months Ended March 31, 2017 to the Three Months Ended March 31, 2018.

GAAP Presentation

	For Three Months Ended March 31,
Consolidated Statement of Operations Data:	2017	2018
	(US$ in thousands)
Net revenues	31,210	58,256
Cost of revenues	(27,055)	(49,400)
Gross profit	4,155	8,856

Operating expenses	(3,350)	(5,667)
Other operating income	266	-
Operating income	1,071	3,189

Other (expense) income	(609)	(619)
Profit before income taxes	462	2,570

Income tax expense	(444)	(1,183)
Net Income	18	1,387

Less: net (loss) income attribute to noncontrolling interests	(78)	188
Net income attribute to Borqs Technologies, Inc.	96	1,199

Accretion to redemption value of convertible redeemable preferred shares	(298)	-
Net (loss) income attributable to ordinary shareholders	(202)	1,199

We had net income of approximately $18,000 and $1.4 million for the three months ended March 31, 2017 and 2018, respectively.

We had significant increases in the delivery of connected products for worldwide customers in the third and fourth quarters of 2017 which extended also into the first quarter of 2018. Revenue for connected products is recognized when delivery is made; cost incurred in the preparation of such products including testing, certification, and preparation for mass production is deferred to the period when revenue is recognized.

Net Revenues

For the three months ended March 31, 2018, Connected Solutions BU net revenues were $50.4 million and MVNO BU net revenues were $7.9 million, compared to $24.8 million and $6.4 million, respectively, for the same period in 2017. Connected Solutions BU net revenues increased 103.4% for the three months ended March 31, 2018 from the same period in 2017. MVNO BU net revenues increased 22.3% for the three months ended March 31, 2018 from the same period in 2017. Total net revenues increased 86.7% for the first quarter of 2018 from the corresponding period in 2017.

	For Three Months Ended March 31
	2017	2018
	US$	US$	%
	(US$ in thousands)
Connected Solutions BU	24,763	50,374	103.4%
MVNO BU	6,447	7,882	22.3%
Net revenues	31,210	58,256	86.7%

Within the MVNO BU, the net revenues for the MVNO operation itself, excluding traditional telephony activities, increased to $7.9 million in the first quarter of 2018 from $6.4 million for the same period in 2017. The Company designed a new security check and activation system that simplified the sales procedure. Using this new activation system within our MVNO services, we were able to overcome the effect from tightened security measures for SIM card activation.

Net Revenues — Connected Solutions BU

The following table sets forth the Connected Solutions BU net revenues, as well as the components of such revenues, for the periods indicated, in absolute amount and as a percentage of total net revenues:

	For Three Months Ended March 31,
	2017		2018
	US$	%	US$	%
	(US$ in thousands)
Software	3,084	12.5%	2,256	4.5%
Hardware	21,679	87.5%	48,118	95.5%
Connected Solutions BU net revenues	24,763	100%	50,374	100%

Software

Software net revenues were $3.1 million and $2.3 million for the three months ended March 31, 2017 and 2018, respectively, representing 12.5% and 4.5% of Connected Solutions BU net revenues in those periods.

 The 8% decrease primarily reflected the exit by one of the Company’s major chip manufacturer clients from the Android based product platform.

Hardware

Hardware net revenues were $21.7 million and $48.1 million for the three months ended March 31, 2017 and 2018, respectively, representing 87.5% and 95.5% of Connected Solutions BU net revenues in those periods.

The 55.9% increase in hardware net revenues (8% increase as a percentage of overall Connected Solutions BU net revenues) primarily reflects an increase in hardware product orders from the emerging markets in Asia.

All hardware sales were made to order in writing. Small percentages of replacement units and parts were provided to customers and those costs were included in cost of revenues. We provide engineering design work as specified by our customers, and production begins after the customer accepts the design. We are responsible for procurement of all components, materials and tooling, and for the selection of third-party factories for product assembly. Revenue is recognized when products are shipped to the customer, and payment is generally made within 30 to 60 days after shipment. We are not engaged in the marketing and distribution of the hardware products.

Net Revenues — MVNO BU

	For Three Months Ended March 31,
	2017	2018
	US$	US$
	(US$ in thousands)
MVNO	5,932	7,509
Other	515	373
MVNO BU net revenues	6,447	7,882

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

Cost of Revenues

The following table sets forth cost of revenues, both in absolute amount and as a percentage of total cost of revenues, for Connected Solutions BU revenue and MVNO BU revenue:

	For Three Months Ended March 31,
	2017	2018
	US$	US$
	($ in thousands)
Connected Solutions BU	21,568	44,168
MVNO BU	5,487	5,232
Total cost of revenue	27,055	49,400

Connected Solutions BU costs of revenues were $21.6 million and $44.2 million for the three months ended March 31, 2017 and 2018, respectively. These increases were generally in line with the associated revenues.

MVNO BU cost of revenues was $5.5 million and $5.2 million for the three months ended March 31, 2017 and 2018, respectively. MVNO BU costs of revenues were generally proportional to MVNO BU revenues.

Gross Profit and Gross Margin

Our gross profits were $4.1 million and $9.0 million for the three months ended March 31, 2017 and 2018, respectively. The breakdown between the Connected Solutions BU and MVNO BU gross profit and gross margin was as follows:

	For Three Months Ended March 31,
	2017		2018
	US$	%	US$	%
	(Gross Profit in thousands, Gross Margin in %)
Connected Solutions BU	3,195	12.9%	6,206	12.3%
MVNO BU	960	14.9%	2,650	33.6%
Total	4,155	13.3%	8,856	15.2%

Connected Solutions BU gross margins were 12.9% and 12.3% for the three months ended March 31, 2017 and 2018, respectively, while MVNO BU gross margins were 14.9% and 33.6% for the three months ended March 31, 2017 and 2018, respectively. Despite significant volume increase in our Connected Solutions BU activities in the first quarter of 2018, its gross margin decreased because large orders from customers usually demanded more competitive pricing; the MVNO BU gross margin increased as we gained economies of scale. Our overall gross margin increased from 13.3% to 15.2% in the first quarter of 2018 from a year ago.

Connected Solutions BU gross profit include gross profit from software projects and gross profit from hardware projects, as shown in the following table:

	For Three Months Ended March 31,
	2017	2018
	US$	US$
	(Gross Profit in thousands)
Software	754	1,487
Hardware	2,441	4,719
Total	3,195	6,206

Operating Expenses

The following table sets forth operating expenses for the periods indicated:

	For Three Months Ended March 30,
	2017	2018
	US$	US$
	($ in thousands)
Research and development expenses	292	889
Sales and marketing expenses	1,339	1,682
General and administrative expenses	1,558	3,096
Changes in the fair value of warrant liability	161	-
Total	3,350	5,667

Research and Development Expenses

Research and development expenses increased by $597,000 to $889,000 for the three months ended March 31, 2018, from $292,000 in the same period in 2017. A significant portion of our design activities were directly expensed as cost of revenue when our hardware project revenue was recognized.

Selling and Marketing Expenses

Selling and marketing expenses increased by $0.34 million to $1.68 million for the three months ended March 31, 2018, from $1.34 million from the same period in 2017. The increase was primarily due to our MVNO’s commission sharing structure.

General and Administrative Expenses

General and administrative expenses increased by $1.54 million to $3.10 million for the three months ended March 31, 2018, from $1.56 million for the three months ended March 31, 2017. This increase was primarily due to a result of added head-count.

Other Operating Income

Other operating income consists of financial support from local government authorities for certain technology development projects. We recognized $266,000 and nil for the three months ended March 31, 2017 and 2018, respectively.

Income tax expenses

For the three months ended March 31, 2018, we had tax payable amounts of $1.2 million despite operational income of $3.2 million. Our actual tax rates have been higher than the statutory rates because losses experienced by certain of our subsidiaries could not be used to offset gains in other subsidiaries within the same jurisdiction.

Liquidity and Capital Resources

Cash generated from operating activities for the three months ended March 31, 2018 was $688,000.

Cash used in investing activities for the three months ended March 31, 2018 was $262,000 which was mainly used in the development of software assets for both our Connected Solutions BU and MVNO BU in the amount of $1.6 million and repayment of loan principle of $1.5 million.

Cash used in financing activities for the three months ended March 31, 2018 was $11.0 million which included repurchase of shares of $10.0 million and repayment of long-term borrowings of $1.0 million.

We believe that our current cash level and anticipated cash flows from operations will not be sufficient to meet anticipated cash needs for at least the next 12 months, and we are contemplated to conduct a public offering of our ordinary shares in the coming months to raise funds to finance our potential acquisition of KADI as well as for general working capital needs. If the intended public fundraise is unsuccessful, we may privately sell additional equity securities, debt securities or borrow from banks and other financial institutions.

In recent periods, our accounts receivable balances have generally fallen in the range of 60 to 90 days. There were no related party accounts receivable as of March 31, 2018.

Cash transfers from PRC subsidiaries to our subsidiaries outside of China are subject to PRC government control of currency conversion. Restrictions on the availability of foreign currency may affect the ability of our PRC subsidiaries to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency obligation. See “Risk Factors — Risks Related to Doing Business in China —Our subsidiaries in China are subject to restrictions on making dividends and other payments to it or any other affiliated company” and “—Restrictions on foreign currency may limit our ability to receive and use our revenue effectively.”

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

Internal Control over Financial Reporting

Prior to the Business Combination, the Company was a private company with limited accounting personnel and other resources with which to address its internal control and procedures over financial reporting. Our independent registered public accounting firm has not concluded an audit of our internal control over financial reporting. In connection with the preparation and external audit of our consolidated financial statements for the two years ended December 31, 2016, we and Ernst and Young Hua Ming LLP, an independent registered public accounting firm, identified two material weaknesses in our internal control over financial reporting. Since then, the Company has undertaken or is in the process of undertaking certain remedial steps to improve its internal control over financial reporting. As of December 31, 2017, the Company determined that one material weakness, the lack of sufficient controls to ensure that appropriate accruals are made for expenses had been remediated. However, one material weakness, the lack of a sufficient number of financial reporting personnel with an appropriate level of knowledge and experience in U.S. GAAP and SEC reporting requirements and financial reporting programs, had not yet been fully remediated. The Company plans to take additional measures to improve our internal control over financial reporting, including: (i) hiring additional qualified professionals with U.S. GAAP accounting experience in the year 2018; (ii) providing U.S. GAAP and SEC reporting training to our accounting personnel; and (iii) preparing a comprehensive written accounting policies and procedures manual that can effectively and efficiently guide our finance and accounting personnel in addressing significant accounting issues and preparing financial statements that are in compliance with U.S. GAAP and SEC requirements. In addition, we intend to engage an external service provider by the end of 2018 to assist management in evaluating our current internal control over financial reporting and implementing necessary controls and measures to assist it in preparing for compliance with internal control reporting.

However, the implementation of these initiatives may not fully address the continuing material weakness in the Company’s internal control over financial reporting. See “Risk Factors — Risks Related to our Business and Industry”. In the course of preparing the Company’s consolidated financial statements, certain control deficiencies, including material weaknesses and significant deficiencies, were identified. If the Company fails to maintain an effective system of internal control over financial reporting, it may not be able to accurately and timely report its financial results or prevent fraud, and investor confidence and the market price of its securities may be adversely impacted

ITEM 4. CONTROLS AND PROCEDURES

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, in light of the material weakness in our internal controls over financial reporting identified above, our disclosure controls and procedures were ineffective as March 31, 2018 based on our evaluation of the controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Risks Related to our Business and Industry

Our future capital needs are uncertain and our independent registered public accounting firm has expressed in its report on our 2017 audited financial statements a substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to raise additional capital or obtain loans from financial institutions and our operations could be curtailed if we are unable to obtain the required additional funding when needed.  We may not be able to do so when necessary, and/or the terms of any financings may not be advantageous to us.

Our financial statements for the year ended December 31, 2017 included in our Annual Report on Form 10-K filed on April 2, 2018, have been prepared assuming we will continue to operate as a going concern.  However, due to our recurring losses from operations, and working capital deficiency, there is substantial doubt about our ability to continue as a going concern.  Because we continue to experience negative cash flow, our ability to continue as a going concern is subject to our ability to obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, grants or other forms of financing.  Our continued negative cash flow increases the difficulty in completing such sales or securing alternative sources of funding, and there can be no assurances that we will be able to obtain such funding on favorable terms or at all.  If we are unable to obtain sufficient financing from the sale of our securities or from alternative sources, we may be required to reduce, defer or discontinue certain of our research and development and operating activities or we may not be able to continue as a going concern.  As a result, our independent registered public accounting firm has expressed in its auditors’ report on the financial statements included in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, a substantial doubt regarding our ability to continue as a going concern.  Our financial statements do not include any adjustments that might result from the outcome of the uncertainty regarding our ability to continue as a going concern. If we cannot continue as a going concern, our shareholders may lose their entire investment in our ordinary shares.  Future reports from our independent registered public accounting firm may also contain statements expressing doubt about our ability to continue as a going concern.

Due to liquidity concerns arising from our negative cash flow, we anticipate that we will need to raise additional funds to finance operations.

As of December 31, 2017, we had accumulated deficit of $74.231 million and suffered net loss of $12.359 million and negative cash flow from operating of $14.939 million for the year then ended. This condition raises substantial doubt about our ability to continue as a going concern.

To support our research and development activities and general corporate purposes as well as our pending acquisition of KADI, we will need to raise additional capital to fund our future operations. Our cash needs will depend on numerous factors, including our revenues, completion of our product development activities, our ability to realize synergies from the acquisition with KADI, market acceptance of electric, plug-in electric and fuel cell vehicles, customer and market acceptance and use of our products, and our ability to reduce and control costs. We expect to devote substantial capital resources to, among other things, fund operations, and continue research and development programs in China and in India. If we are unable to secure such additional financing, it will have a material adverse effect on our business and we may have to limit operations in a manner inconsistent with our development and commercialization plans. If additional funds are raised through the issuance of equity securities or convertible debt securities, it will be dilutive to our shareholders and could result in a decrease in our stock price.

We have funded our operations primarily with proceeds from public and private offerings of our ordinary shares and secured and unsecured debt instruments. Our negative cash flow and cash uses, our projections of the level of cash that will be required for our operations, the terms of the private placement transactions that we completed in the past, and the restricted availability of credit for emerging industries, may impair our ability to raise capital on terms that we consider reasonable and at the levels that we will require over the coming months. We cannot provide any assurances that we will be able to secure additional funding from public or private offerings on terms acceptable to us, if at all. If we are unable to obtain the requisite amount of financing needed to fund our planned operations, it would have a material adverse effect on our business and ability to continue as a going concern.

The agreements governing the loan facilities we currently have contain restrictions and limitations that could significantly affect our ability to operate our business, raise capital, as well as significantly affect our liquidity, and therefore could adversely affect our results of operations.

Covenants governing our loan facilities with SPD Silicon Valley Bank Co., Ltd. (“SSVB”) and Partners For Growth IV, L.P. (“PFG”) restrict, among other things, our ability to:

●	pay dividends or distributions, repurchase or redeem equity;

●	incur or permit to exist any additional indebtedness or liens;

●	guarantee or otherwise become liable with respect to the obligations of another party or entity;

●	acquire any assets, except in the ordinary course of business, or make any investments; and

●	sell all or substantially all of our assets.

Our ability to comply with these provisions may be affected by events beyond our control. We have notified each of SSVB and PFG as to the transactions with Crave/Colmei, KADI and repurchase of shares from Zhengqi. Additionally, we have notified SSVB and PFG as to the transaction contemplated by this offering. Although we have not been notified by either lender that they will not permit such transactions, neither lender has expressly waived such right, and we are in discussions with the lender to confirm their consent. The breach of any such covenants or obligations not otherwise waived or cured could result in a default under the applicable debt obligations and could trigger acceleration of those obligations. In addition, the loan agreements with SSVB and PFG requires us to satisfy certain financial covenants, including quarterly EBITDA thresholds. Any defaults under our loan agreements with SSVB and PFG could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt. The ability to make payments of principal and interest on indebtedness will depend on our financial condition, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If sufficient cash flow is not generated from operations to service such debt, we may be required, among other things, to:

●	seek additional financing in the debt or equity markets;

●	delay, curtail or abandon altogether our research & development or investment plans;

●	refinance or restructure all or a portion of our indebtedness; or

●	sell selected assets.

Such measures might be insufficient to service the indebtedness. In addition, any such financing, refinancing or sale of assets may not be available on commercially reasonable terms, or at all. If funds are not available when needed, or available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations, including with respect to our commitments in connection with our investments into KADI and Crave/Colmei, the repurchase of our shares from Zhengqi, and this offering. In addition, we may not be able to grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact our business, operating results and financial condition.

Defaults under our loan agreements with SSVB and PFG could result in a substantial loss of our assets.

We have pledged our assets as collateral under the loan agreements with SSVB and PFG. A failure to repay any of the indebtedness under such loan agreements as it becomes due or to otherwise comply with the covenants contained in any of the loan agreements could result in an event of default thereunder. If not cured or waived, an event of default under any of our loan agreements could enable the lenders thereunder to declare all borrowings outstanding on such debt, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit. The lenders could also elect to foreclose on our assets securing such debt. In such an event, the Company may not be able to refinance or repay all of its indebtedness, pay dividends or have sufficient liquidity to meet operating and capital expenditure requirements. Any such acceleration could cause us to lose a substantial portion of our assets and will substantially adversely affect our ability to continue our operations.

We have in the past failed to comply with financial covenants in certain of our loan documents, which has resulted in potential defaults under certain of our loan documents. These and similar breaches of our loan documents in the future could adversely affect our financial condition and our ability to meet our payment obligations on our indebtedness.

We have in the past breached certain financial covenants under our loan agreements with SSVB and PFG. Specifically, we failed to meet a monthly cash ratio threshold, under U.S. GAAP basis, for several months in the second, third and fourth quarters of 2017 under the SVB loan agreement and a minimum 3-month trailing EBITDA target under the PFG loan agreement as of the third quarter of 2017.  Such breach would result in acceleration of the repayment according to the contract term. Therefore, the outstanding balance of $1.515 million was reclassified as current liability as of December 31, 2017. We have not been notified by either lender that they seek to accelerate the loan payments because of such breaches and neither lender has expressly waived such breaches and any resulting defaults.  We are currently negotiating with both lenders to make adjustments to the specific financial covenants to more appropriately reflect the business nature of the Company in 2018 and going forward, particularly allowing for the inclusion of inventories while removing certain non-cash stock based compensation in deriving the covenant ratios.  In the event the lenders choose not to make adjustments to the covenant ratios and consider the occurrence of these breaches as events of default under our current loan agreements, the lenders may elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit to us.

In the event of the acceleration of our indebtedness or if we are unable to otherwise maintain compliance with covenants set forth in these arrangements or if these arrangements are otherwise terminated for any reason, management may be forced to make further reductions in spending, extend payment terms with suppliers, liquidate assets where possible and/or curtail, suspend or cease planned programs or operations generally, which would have a material adverse effect on our business, results of operations, financial position and liquidity.

If alternative mobile operating system platforms become more widely used or accepted, or mobile chipset manufacturers, mobile device OEMs and mobile operators do not continue to make product and service offerings compatible with the Android platform, our business could be materially harmed.

The mobile operating system platform industry is intensely competitive and characterized by rapid technological changes, which often result in shifts in market share among the industry’s participants as one operating system may become more widely used than others. For example, in the past the Symbian mobile operating system platform, or Symbian, from Nokia Corporation, or Nokia, dominated market share for consumer products and the BlackBerry mobile operating system platform, or BlackBerry, from Research in Motion Limited, or RIM, dominated market share for enterprise products. In the past five years, with the rise of the iOS mobile operating system platform, or iOS, from Apple Inc., or Apple, and the Android platform, both the Symbian and Blackberry platforms have experienced a substantial decline. There can be no assurance that the Android platform will continue to compete effectively with alternative mobile operating system platforms, such as the iOS platform or Windows Mobile operating system platform, or Windows Mobile, from Microsoft Corporation. If these or other mobile operating system platforms become more widely used or accepted, such as operating system platforms being developed by Baidu, Inc., or Baidu, and Alibaba.com Ltd., or Alibaba, in China, the market appeal of the Android platform and our Android+ software and service platform solutions could be diminished, which could materially adversely affect our business and financial performance.

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

We have derived, and believe that in the foreseeable future we will continue to derive, a significant portion of our net revenues from a small number of major customers and key projects. Our top five customers in 2015, 2016 and 2017 accounted for 57.8%, 51.5% and 69.3% of our net revenues in 2015, 2016 and 2017, respectively.

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

We have limited experience with our current product offerings, which makes it difficult to predict our future operating results.

From our inception in 2007 through 2014, we focused primarily on providing our Android+ software platform solutions to mobile chipset manufacturers, mobile device OEMs and mobile operators as well as complete product solutions of mobile connected devices for enterprise and consumer applications. In 2014, after acquiring Yuantel Investment, we entered into the MVNO business. As we continue to grow our business and markets, we plan to increase our service product offerings in both our Connected Solutions BU and MVNO BU. However, the success of these new product offerings will depend on many factors, including timely and successful research and development, pricing, market and consumer acceptance of such new products and the product offerings of our competitors. If new product offerings are not successful, our revenue growth will suffer and our results of operations may be harmed. Further, we do not have significant experience in the MVNO business and cannot be assured that our investments in the development of our MVNO business will result in increased revenue.

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

In 2014, after acquiring Yuantel Investment, we entered into the MVNO business. Our MVNO BU contributed 26.6%, 29.1% and 20.8% of our net revenues in 2015, 2016 and 2017, respectively.

The ability of our MVNO to provide mobile communication services in China is based on trial licenses granted by the Ministry of Industry & Information Technology of China (the “MIIT”), under the mobile virtual network trial program initiated by the MIIT in 2013 to implement the Chinese State Council’s encouragement of private investments in various industries, including telecommunication industry. The trial program and all trial licenses issued thereunder, including our own, were originally set to expire as of December 31, 2015. According to the trial program policies issued by the MIIT, the MIIT will work on formalizing commercial policies regarding the operation of MVNO based on the development of the trial program. On December 28, 2015, the MIIT issued a notice stating that while the government is “diligently researching and determining the formal commercial policies regarding the operation of MVNO, the temporary licenses issued continue to allow MVNO enterprises to operate, and the base telecommunication enterprises shall continue to provide cooperation, support and maintenance services”, as translated from the MIIT’s notice. All MVNOs in China, including us, will continue to operate and provide mobile communication services for subscribers based on the trial licenses.

The MIIT issued a Notice on the Official Commercial Use of Mobile Communication Resale Business (the “Official Notice”) on April 28, 2018, which took effect on May 1, 2018. The Official Notice requires an enterprise that has obtained a trial license, or the Pilot Enterprise to execute commercial contracts with a basic telecommunications company and apply for the telecommunications business license to replace the trial license. The Pilot Enterprise is allowed to continue to carry out its MVNO business during such application period. According to the Official Notice, the Pilot Enterprise will be ordered to terminate its MVNO business under certain circumstances, including (1) termination of cooperation between the Pilot Enterprise and the basic telecommunications enterprise resulting in Pilot Enterprise’s failure to operate its business; (2) failure to obtain the telecommunications business license within 2 years of the date of promulgation of the Official Notice; (3) occurrence of serious telecommunication fraud cases or malignant group accidents due to the Pilot Enterprise’s malpractice. In addition, the Official Notice requires the MVNO enterprise to establish network security management systems, deploy corresponding management personnel, implement the real-name registration for telephone users, protect users’ personal information, effectively implement the prevention and crackdown of communication information fraud, and standardize its user service agreements and financial management systems. We are preparing for application of the official MVNO license. However, uncertainties exist with respect to the interpretation and implementation of the newly issued Official Notice, and thus we cannot assure you that we will be able to obtain the official MVNO license or maintain such license once it is received.

If we cannot obtain the official MVNO license by May 1, 2020 or maintain such license after it is received, we will be forced to cease this operation, and our total revenues will be significantly reduced and our investment into this business will be completely lost. We rely on China United Network Communications Group Co., Ltd (“China Unicom”), the incumbent operator, to provide us with attractive and competitive bulk wholesale rates of voice-per-minute and MB-of-data to compete with our competitors. If we are not provided competitive bulk wholesale rates from China Unicom, we will not be able to maintain our gross margin and will not be able to operate profitably, which may lead to shutting down the MVNO BU entirely.

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

The PRC government restricts or imposes conditions on foreign investment in telecommunication business. We and our PRC subsidiaries are considered foreign persons or foreign-invested enterprises under PRC foreign investment related laws. As a result, we are subject to PRC legal restrictions on or conditions for foreign ownership of telecommunication business. Due to these restrictions and conditions, we conduct our MVNO business in China through BC-NW, our variable interest entity and the subsidiaries of Beijing Big Cloud Century Network Technology Co., Ltd. (“BC-NW”). As all the registered shareholders of BC-NW are PRC citizens and all other shareholders of the subsidiaries of BC-NW are also PRC citizens or PRC domestic enterprises, BC-NW and our subsidiaries are therefore considered PRC domestic enterprises under PRC law. The “registered shareholders” of BC-NW refer to those shareholders who have pledged their equity interest in BC-NW to Borqs Beijing and entered into exclusive option agreements with Borqs Beijing as part of the contractual arrangements. Our contractual arrangements with BC-NW and the registered shareholders of BC-NW allow it to have the power to direct the activities of BC-NW and our subsidiaries that most significantly impact economic performance.

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

Our MVNO business is dependent upon China Unicom for voice and data service as well as reliability and accessibility of to China’s telecommunications and Internet infrastructure.

We provide our MVNO services via telecommunications and Internet networks, and therefore our ability to fulfill our contracts and generate revenue and profits is dependent on those systems remaining available and accessible with minimal disruption or interruption. Just as we are dependent on the reliability of our software and systems and the telecommunications networks of our customers, we are also dependent on the operational reliability and capacity of China’s overall telecommunications and Internet infrastructure. Should this infrastructure or key portions of it be disabled or become nonfunctional, we may not be able to secure alternate means of communication or alternate means of accessing needed information. Our operational results could suffer as a result.

Through our subsidiary, Yuantel Investment, we purchase wholesale rates for mobile voice and data services from China Unicom, a PRC state-owned telecommunications service provider, and repackage the voice and data services into competitive bundles for our Chinese customers.  We purchase bulk voice-per-minute and MB-of-data service from China Unicom at attractive wholesale rates pursuant to a Business Cooperation Agreement with China Unicom dated as of January 10, 2018.  The agreement is for a one year term, ending December 31, 2018.  There is no guarantee that the supply of telecommunications resources or competitive rates provided by China Unicom will be renewed when the contract term ends.  If the agreement is not renewed, we will not be able to maintain our gross margin and will not be able to operate profitably, which may lead us to cease operations of the MVNO BU entirely.

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

Our business model is to provide a full suite of Android+ software and service platform solutions to a broad range of customers, including mobile chipset manufacturers, mobile device OEMs and mobile operators. As of the date of this prospectus, we are not aware of any significant independent competitor that provides a full range of Android platform software and service solutions as we do to the range of customers it has, although we have a number of competitors that provide one or several Android platform software and/or service solutions to one or more of our range of customers. See “Business — Competition.”

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

We intend to grow both organically by expanding our current business lines and geographic coverage and through acquisitions, investments, joint ventures or other strategic alliances if the appropriate opportunities arise. These potential business plans, acquisitions, investments, joint ventures and strategic alliances may expose us to new operational, regulatory and market risks, as well as risks associated with additional capital requirements. In addition, we may not be able to identify suitable future acquisition or investment candidates or joint venture or alliance partners. Even if we identify suitable candidates or partners, we may be unable to complete an acquisition, investment or alliance on terms commercially acceptable to us. If we fail to identify appropriate candidates or partners, or complete desired acquisitions, investments or alliances, including but not limited to the proposed KADI acquisition, we may not be able to implement our strategies effectively or efficiently.

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

We have experienced significant growth in the number of users and the amount of data that our operations infrastructure supports. We seek to maintain sufficient excess capacity in our operations infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provisioning of new customer deployments and the expansion of existing customer deployments. In addition, we need to properly manage our technological operations infrastructure in order to support version control, changes in hardware and software parameters and the evolution of our services. However, the provision of new hosting infrastructure requires significant lead-time. We have experienced, and may in the future experience, website disruptions, outages and other performance problems. These problems may be caused by a variety of factors, including infrastructure changes, human or software errors, viruses, security attacks, fraud, spikes in customer usage and denial of service issues. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time, which may harm our reputation and operating results. Furthermore, if we do not accurately predict our infrastructure requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities and customer losses. If our operations infrastructure fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could adversely affect our reputation and our revenue.

Most of our engagements with customers are for a specific project only and do not provide for subsequent engagements. If we are unable to generate a substantial number of new engagements for projects on a continuing basis, our business and results of operations will be adversely affected.

Our customers generally retain us on project-by-project basis in connection with specific projects rather than on a recurring basis under long-term contracts. Historically, a significant portion of our net revenues has been comprised of software fees, relating to one-time research and engineering work performed for customers. For 2015, 2016 and 2017, our net revenues from software fees were $22.5 million, $14.9 million and $11.2 million, respectively, representing 29.9%, 12.4% and 7.3% of total net revenues. Although a significant amount of our net revenues are generated from repeat business, which we define as revenues from a customer who also contributed to our revenues during the prior fiscal year, our engagements with our customers are typically for individual projects that are often on a non-exclusive, project-by-project basis. In addition, a majority of our customer contracts from which we generate product fees can be terminated by customers with or without cause. There are many factors outside of our control that might lead customers to terminate a contract or project with us, including, among others:

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

The mobile industry relies on the talents and efforts of highly skilled personnel, and our success depends to a significant extent on our ability to recruit, train, develop, retain and motivate qualified personnel for all areas of our organization. The mobile industry in China has experienced significant levels of employee attrition. Our attrition rates were 19% in 2014, 18% in 2015, 12% in 2016 and 14% in 2017. We may encounter higher attrition rates in the future, particularly if the mobile industry continues to experience strong growth.

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

If any of our senior executives or key employees joins a competitor or forms a competing company, it may lose customers, know-how and other key employees and staff members to them. Also, if any of our business development managers, who generally keep a close relationship with our customers, joins a competitor or forms a competing company, we may lose customers, and our net revenues may be materially and adversely affected. Additionally, there could be unauthorized disclosure or use of our technical knowledge, practices or procedures by such employees. All of our executives and key employees have entered into employment agreements with us that contain non-competition provisions, non-solicitation and nondisclosure covenants. However, if any dispute arises between our executive officers or key employees and us, such non-competition, non-solicitation and nondisclosure provisions might not provide effective protection to us, especially in China, where most of these executive officers and key employees reside, in light of the uncertainties with China’s legal system. See “Risk Factors — Risks Related to Doing Business in China — Uncertainties with respect to the PRC legal system could harm us.”

A significant majority of our outstanding ordinary shares are held by a small number of shareholders, which may have significantly greater influence on us due to the size of their shareholdings relative to other shareholders.

As of March 31, 2018, Zhengqi International Holding Limited, Intel Capital Corporation, Norwest Venture Partners X, L.P., Asset Horizon International Limited, Keytone Ventures L.P., and GSR Ventures II and affiliates, beneficially own approximately 12.6%, 12.5%, 11.0%, 10.8%, 10.0%, and 8.6% respectively, of our outstanding ordinary shares. These major shareholders have significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and schemes of arrangement, election and removal of directors and other significant corporate actions. They may not act in our best interests or our minority shareholders’ interests. In addition, without the consent of these major shareholders, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our ordinary shares. These actions may be taken even if they are opposed by our other shareholders.

In the course of preparing our consolidated financial statements, we identified material weaknesses, significant deficiencies and other deficiencies in our internal control over financial reporting.

Prior to our acquisition of Borqs International by way of merger, Borqs International was a private company with limited accounting personnel and other resources with which to address our internal controls and procedures for financial reporting. As of December 31, 2017, we identified a material weakness in our internal control over financial reporting, and are in the process of implementing remedial steps to improve our internal control over financial reporting. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. Moreover, effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent fraud. If we fail to maintain effective internal control over financial reporting, investors could lost confidence in the reliability of our financial statements, which could harm our business and the trading price of our ordinary shares. For instance, on September 25, 2017, we received a letter from Zhengqi International Holding Limited (“Zhengqi”), which stated that Zhengqi believed the Company had supplied to it material untrue and falsified financial statement information. Zhengqi also alleged it was damaged by the alleged untrue and falsified financial statement information. We concluded that the allegations by Zhengqi were unfounded, and responded on October 9, 2017, seeking additional information. Zhengqi has not responded to our inquiry. In addition, we anticipate that we will incur considerable costs and devote significant management time and efforts and other resources to our efforts to maintain effective internal control over financial reporting.

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

We identified two material weaknesses in internal control over financial reporting during our preparation of the financial statements for the fiscal year ended December 31, 2016: (i) an insufficient number of financial reporting personnel with an appropriate level of knowledge and experience in U.S. GAAP and SEC reporting requirements and financial reporting programs; and (ii) insufficient controls to ensure that appropriate accruals are made for expenses. Since then, the Company has undertaken or is in the process of undertaking certain remedial steps to improve its internal control over financial reporting.

Following the above-mentioned efforts, as of December 31, 2017, based on an assessment performed by our management on the performance of the remediation measures described above, we determined that the material weakness in providing for effective accruals in internal control over financial reporting had been remediated. However the material weakness relating to hiring sufficient U.S. GAAP-qualified accounting personal had not yet been fully remediated. We plan to take additional measures to improve our internal control over financial reporting, including (i) hiring additional qualified professionals with U.S. GAAP accounting experience in the year 2018; (ii) providing U.S. GAAP and SEC reporting training to our accounting personnel; and (iii) preparing a comprehensive written accounting policies and procedures manual that can effectively and efficiently guide our finance and accounting personnel in addressing significant accounting issues and preparing financial statements that are in compliance with U.S. GAAP and SEC requirements. In addition, we intend to engage an external service provider by the end of 2018 to assist management in evaluating our current internal control over financial reporting and implementing necessary controls and measures to assist it in preparing for compliance with internal control reporting.

If we fail to maintain effective internal control over financial reporting, we may not be able to accurately and timely report our financial results or prevent fraud, and investor confidence and the market price of our ordinary shares may be adversely impacted.

We are required to maintain effective disclosure controls and procedures and effective internal control over financial reporting. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. As described elsewhere in this prospectus, we have identified a material weakness in our internal control over financial reporting. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. Additionally, such weaknesses and deficiencies in internal controls have adversely affected our disclosure controls and procedures, and as of December 31, 2017, such disclosure controls and procedures were ineffective. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our ordinary shares.

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

There can be no assurance that our securities, including our ordinary shares, will continue to be listed on Nasdaq or, if listed, that we will be able to comply with the continued listing standards of Nasdaq, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

To continue listing our ordinary shares on The Nasdaq Stock Market, we will be required to demonstrate compliance with Nasdaq’s continued listing requirements, particularly the requirement to maintain a minimum number of holders (300 round-lot holders). We were previously not in compliance with Nasdaq’s listing requirement that we have at least 300 round-lot shareholders but regained compliance with this requirement on April 12, 2018 by implementing a restricted shares purchase program with eligible employees of Borqs Software Solutions Private Ltd., our wholly-owned subsidiary in India, pursuant to which 222 employees voluntarily purchased an aggregate of 29,170 ordinary shares at a purchase price of $9.40 per share. Program participants paid for their purchase of shares by having the purchase amounts deducted from their regular compensation on March 23, 2018. On April 12, 2018, Nasdaq informed us that we had regained compliance with the listing requirement of 300 round lot holders and that our ordinary shares would continue to be listed on Nasdaq.

On December 11, 2017, Nasdaq advised the Company that it had determined to delist the Company’s public warrants. Our public warrants have been trading on the OTC Markets system under the symbol “BRQSW” since October 23, 2017. Our ordinary shares have continued to trade on Nasdaq regardless of the Panel’s decision to delist our public warrants.

We cannot assure you that we will be able to meet Nasdaq’s continued listing requirement or maintain other listing standards. If our ordinary shares are delisted by Nasdaq, and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, then, as with our public warrants, which have been delisted from Nasdaq and are trading on the OTC Markets, we could face significant material adverse consequences, including:

●	less liquid trading market for our securities;

●	more limited market quotations for our securities;

●	determination that our ordinary shares and/or warrants are a “penny stock” that requires brokers to adhere to more stringent rules and possibly resulting in a reduced level of trading activity in the secondary trading market for our securities;

●	more limited research coverage by stock analysts;

●	loss of reputation; and

●	more difficult and more expensive equity financings in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” If our ordinary shares remain listed on NASDAQ, our ordinary shares will be covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. If our securities were no longer listed on Nasdaq and therefore not “covered securities”, we would be subject to regulation in each state in which we offer our securities.

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

Recent trade policy initiatives announced by the United States administration against the PRC may adversely affect our business.

On August 14, 2017, the President of the United States issued a memorandum instructing the U.S. Trade Representative (“USTR”) to determine whether to investigate under section 301 of the U.S. Trade Act of 1974 (Trade Act), laws, policies, practices, or actions of the PRC government that may be unreasonable or discriminatory and that may be harming U.S. intellectual property rights, innovation, or technology development. Based on information gathered in that investigation, the USTR published a report on March 22, 2018 on the acts, policies and practices of the PRC government supporting findings that such are unreasonable or discriminatory and burden or restrict U.S. commerce.

On March 8, 2018, the President exercised his authority to issue the imposition of significant tariffs on imports of steel and aluminum from a number of countries, including the PRC. Subsequently, the USTR announced an initial proposed list of 1,300 goods imported from the PRC that could be subject to additional tariffs and initiated a dispute with the World Trade Organization against the PRC for alleged unfair trade practices. The President has indicated that his two primary concerns to be addressed by the PRC are (i) a mandatory $100 billion reduction in the PRC/U.S. trade deficit and (ii) limiting the planned $300 billion PRC government support for advanced technology industries including artificial intelligence, semiconductors, electric cars and commercial aircraft.

In addition to the proposed retaliatory tariffs, the President has also directed the U.S. Secretary of the Treasury to develop new restrictions on PRC investments in the U.S. aimed at preventing PRC-controlled companies and funds from acquiring U.S. firms with sensitive technologies. The U.S. Treasury Department has until May 21, 2018, to develop these restrictions, which will be in addition to the restrictions already imposed by the Committee on Foreign Investment in the United States.

This evolving policy dispute between the PRC and the U.S. is likely to have significant impact on the industries in which we participate, directly and indirectly, and no assurance can be given that any individual customer or product for whom we develop software solutions, or significant groups of companies or a particular industry, will not be adversely affected by any governmental actions taken by either the PRC or the U.S., perhaps materially. In view of the positions of the respective trade representatives, it is not possible to predict with any certainty the outcome of this dispute or whether it will involve other agencies or entities brought in to resolve the policy differences of the two countries.

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

On February 3, 2015, the State Administration of Taxation, or the SAT issued a Public Notice Regarding Certain Enterprise Income Tax Matters on Indirect Transfer of Properties by Non-Tax Resident Enterprises, or Public Notice 7, where a non-resident enterprise transfers taxable assets, through the offshore transfer of a foreign intermediate holding company, the non-resident enterprise, being the transferor, maybe subject to PRC enterprise income tax, if the indirect transfer is considered to be an arrangement which does not have a reasonable commercial purpose to circumvent enterprise income tax payment obligations. In addition, Public Notice 7 further provides certain criteria on how to assess reasonable commercial purposes and has introduced safe harbors for internal group restructurings and the purchase and sale of equity through a public securities market. Public Notice 7 also brings challenges to both the foreign transferor and transferee (or other person who is obligated to pay for the transfer) of the taxable assets. Where a non-resident enterprise conducts an “indirect transfer” by transferring the taxable assets indirectly by disposing of the equity interests of an overseas holding company, the non-resident enterprise being the transferor, or the transferee, or the PRC entity which directly owned the taxable assets may report to the relevant tax authority such indirect transfer. Using a “substance over form” principle, the PRC tax authority may re-characterize such indirect transfer as a direct transfer of the equity interests in the PRC tax resident enterprise and other properties in China. As a result, gains derived from such indirect transfer may be subject to PRC enterprise income tax, and the transferee or other person who is obligated to pay for the transfer is obligated to withhold the applicable taxes, currently at a rate of up to 10% for the transfer of equity interests in a PRC resident enterprise. Both the transferor and the transferee may be subject to penalties under PRC tax laws if the transferee fails to withhold the taxes and the transferor fails to pay the taxes.

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

We requested all of our current shareholders and/or beneficial owners to disclose whether they or their shareholders or beneficial owners fall within the ambit of Circular 37 and Circular 13 and to register with the local SAFE branch as required under Circular 37 and Circular 13 as applicable. As of the date of this prospectus, we are aware that a few of our natural person shareholders who are not PRC citizens may otherwise be deemed as PRC residents pursuant to the definitions under the SAFE regulations, but we are not aware that any of them uses assets inside China or equity interest in PRC companies to invest in the Company. Before the issuance of Circular 37, we had attempted to submit applications to the Beijing branch of SAFE for such individual shareholders in accordance with Circular 75, but those applications were not accepted by the Beijing branch of SAFE because those individuals are not PRC citizens. After Circular 37 became effective, we understand these individuals are not required to conduct the registrations since they do not use assets within China or equity interests in PRC companies to invest in the Company. We cannot assure you, however, that the SAFE’s opinion will be the same as our opinion and all of these individuals can successfully complete required filings or updates on a timely manner, or at all in the event these individuals required to conduct the filings. Besides, we have issued and may in future issue shares to certain PRC citizens for the purpose of acquisition of other companies and we have or will request them to register with the local SAFE branch as required under Circular 37 and Circular 13. We cannot assure you, however, that the all of these individuals can successfully complete required filings or updates on a timely manner, or at all. Furthermore, as there is uncertainty concerning the reconciliation of the new regulations with other approval requirements, it is unclear how these regulations, and any further regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We can provide no assurance that we currently are, and we will in the future continue to be, fully informed of identities of all our shareholders or beneficial owners who are PRC residents, and we cannot provide any assurance that all of our shareholders and beneficial owners who are PRC residents will comply with our request to make, obtain or update any applicable registrations or comply with other requirements required by Circular 37 and Circular 13 or other related rules in a timely manner. Any failure or inability by any of our shareholders or beneficial owners who are PRC residents to comply with SAFE regulations may subject them to fines or other legal sanctions, such as potential liability for our PRC subsidiaries and, in some instances, for their legal representatives and other liable individuals, as well as restrictions on our ability to contribute additional capital into our PRC subsidiaries or our PRC subsidiaries’ ability to distribute dividends to, or obtain foreign-exchange-denominated loans from our offshore holding companies. As a result, our business operations and our ability to make distributions to you could be materially and adversely affected.

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

The “variable interest entity” structure, or VIE structure, has been adopted by many PRC-based companies, including us with respect to our MVNO business, to obtain necessary licenses and permits in the industries that are currently subject to foreign investment restrictions in China. Under the draft Foreign Investment Law, variable interest entities that are controlled via contractual arrangement would also be deemed as FIEs, if they are ultimately “controlled” by foreign investors. Therefore, for any companies with a VIE structure in an industry category that is included in the “negative list” as restricted industry, the VIE structure may be deemed legitimate only if the ultimate controlling person(s) is/are of PRC nationality (either PRC government authorities and its affiliates or PRC citizens). Conversely, if the actual controlling person(s) is/are of foreign nationalities, then the variable interest entities will be treated as FIEs and any operation in the industry category on the “negative list” without market entry clearance may be considered as illegal.

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

On June 29, 2007, the Standing Committee of the National People’s Congress of China enacted the Labor Contract Law, which became effective on January 1, 2008 and revised on December 28, 2012. The Labor Contract Law introduces specific provisions related to fixed-term employment contracts, part-time employment, probation, consultation with labor union and employee assemblies, employment without a written contract, dismissal of employees, severance, and collective bargaining, which together represent enhanced enforcement of labor laws and regulations. According to the Labor Contract Law, an employer is obliged to sign an unlimited-term labor contract with any employee who has worked for the employer for ten consecutive years. Further, if an employee requests or agrees to renew a fixed-term labor contract that has already been entered into twice consecutively, the resulting contract must have an unlimited term, with certain exceptions. The employer must pay severance to an employee where a labor contract is terminated or expires, with certain exceptions. In addition, the government has continued to introduce various new labor-related regulations after the effectiveness of the Labor Contract Law. Among other things, it is required that that annual leave ranging from five to 15 days be made available to employees and that the employee be compensated for any untaken annual leave days in the amount of three times of the employee’s daily salary, subject to certain exceptions. As a result of these regulations designed to enhance labor protection and increasing labor costs in China, our labor costs have increased. In addition, as the interpretation and implementation of these new regulations are still evolving, we cannot assure you that our employment practice will at all times be deemed in compliance with the new regulations. If we are subject to severe penalties or incur significant liabilities in connection with labor disputes or investigations, our business and results of operations may be adversely affected.

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

The financial statements included in this prospectus are audited by an auditor who is not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of the benefits of such inspection.

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

In December 2012, the SEC instituted proceedings against five China-based accounting firms, including our independent registered public accounting firm, alleging that these firms had violated U.S. securities laws and the SEC’s rules and regulations thereunder by failing to provide to the SEC the firms’ work papers related to their audits of China-based companies that are publicly traded in the U.S. The SEC has the authority to deny to any person, temporarily or permanently, the ability to practice before the SEC who is found by to have willfully violated any such laws or rules and regulations. On January 22, 2014, an initial administrative law decision was issued, censuring these accounting firms and suspending four of the five firms from practicing before the SEC for a period of six months. Four of these China-based accounting firms appealed to the SEC against this decision and, on February 6, 2015, each of the four China-based accounting firms agreed to a censure and to pay a fine to the SEC to settle the dispute and avoid suspension of their ability to practice before the SEC. These firms’ ability to continue to serve all their respective clients is not affected by the settlement. The settlement requires the firms to follow detailed procedures to seek to provide the SEC with access to the firms’ audit documents via the China Securities Regulatory Commission. If the firms do not follow these procedures, the SEC could impose penalties such as suspensions, or it could restart the administrative proceedings. The settlement did not require the firms to admit to any violation of law and preserves the firms’ legal defenses in the event the administrative proceeding is restarted

In the event that the SEC restarts the administrative proceedings, depending upon the final outcome, companies listed in the U.S. with major Chinese operations may find it difficult or impossible to retain auditors in respect of their operations in China, which could result in financial statements being determined to not be in compliance with the requirements of the Exchange Act, including possible delisting. Moreover, any negative news about any such future proceedings against these audit firms may cause investor uncertainty regarding China-based, U.S.-listed companies and the market price of our ordinary shares may be adversely affected.

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

The above risk factors also apply to our pending acquisition of KADI and our investment transaction into Colmei and Crave. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Our contractual arrangements may not be as effective in providing control over the variable interest entity as direct ownership.

We rely on contractual arrangements with our variable interest entity to operate our MVNO business in China. These contractual arrangements may not be as effective as direct ownership in providing us with control over our variable interest entity and our subsidiaries. If we had direct ownership of the variable interest entity, we would be able to exercise our rights as an equity holder directly to effect changes in the board of directors of the variable interest entity, which could effect changes at the management and operational level. Under our contractual arrangements, we may not be able to directly change the members of the board of directors of the variable interest entity and would have to rely on the variable interest entity and the variable interest entity equity holders to perform their obligations in order to exercise control over the variable interest entity. The variable interest entity equity holders may have conflicts of interest with us or our shareholders, and they may not act in the best interests of us or may not perform their obligations under these contracts. For example, our variable interest entity and our respective equity holders could breach their contractual arrangements with them by, among other things, failing to conduct their operations, including maintaining our websites and using our domain names and trademarks which the variable interest entity has exclusive rights to use, in an acceptable manner or taking other actions that are detrimental to our interests. Pursuant to the call option, we may replace the equity holders of the variable interest entity at any time pursuant to the contractual arrangements. However, if any equity holder is uncooperative and any dispute relating to these contracts or the replacement of the equity holders remains unresolved, we will have to enforce our rights under the contractual arrangements through the operations of PRC law and arbitral or judicial agencies, which may be costly and time-consuming and will be subject to uncertainties in the PRC legal system.

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

Risks Related to the Electric Vehicle Industry

Future growth is dependent upon consumers’ willingness to adopt electric vehicles.

Due to our contemplated acquisition of a controlling position of Shanghai KADI Machinery Technology Co., Ltd (“KADI”), our future prospects are highly dependent upon the timing and pace of consumer adoption of alternative fuel vehicles in general and electric vehicles in particular. The market for alternative fuel vehicles is relatively new and rapidly evolving, characterized by rapidly changing technologies, price and product competition, newly-emerging competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. If the market for electric vehicles in China does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

Developments in alternative technologies or improvements in the internal combustion engine may materially adversely affect the demand for our electric vehicle products.

Significant developments in alternative technologies, such as advanced diesel, ethanol, fuel cells or compressed natural gas, or improvements in the fuel economy of the internal combustion engine, may materially and adversely affect our business and prospects in ways we do not currently anticipate. Any failure by us to develop new or enhanced technologies or processes, or to react to changes in existing technologies, could materially delay our development and introduction of new and enhanced electric vehicle products, which could result in the loss of competitiveness of our vehicles, decreased revenue and a loss of market share to competitors.

If we are unable to keep up with advances in electric vehicle technology, we may suffer a decline in our competitive position.

We may be unable to keep up with changes in electric vehicle technology, and we may suffer a resulting decline in our competitive position. Any failure to keep up with advances in electric vehicle technology would result in a decline in our competitive position which would materially and adversely affect our business, prospects, operating results and financial condition. Our research and development efforts may not be sufficient to adapt to changes in electric vehicle technology.

Extended periods of low diesel or other petroleum-based fuel prices could adversely affect demand for electric vehicles, which would adversely affect our business and operating results.

We believe that much of the present and projected demand for commercial electric vehicles results from concerns about volatility in the cost of petroleum-based fuel, government regulations and economic incentives promoting fuel efficiency and alternative forms of energy, as well as the belief that climate change results in part from the burning of fossil fuels. If the cost of petroleum-based fuel decreased significantly, the government eliminated or modified its regulations or economic incentives related to fuel efficiency and alternative forms of energy, or if there is a change in the perception that the burning of fossil fuels negatively impacts the environment, the demand for commercial electric vehicles could be reduced, and our business and revenue could be harmed.

We may be subject to product liability claims or recalls which could be expensive, damage our reputation or result in a diversion of management resources.

We may be subject to lawsuits resulting from injuries associated with the use of the vehicles in which the modules products of KADI are involved. We may incur losses relating to these claims or the defense of these claims. There is a risk that claims or liabilities will exceed our insurance coverage. In addition, we may be unable to retain adequate liability insurance in the future.

We may also be required to participate in recalls involving vehicles with our products, if any prove to be defective, or we may voluntarily initiate a recall or make payments related to such claims as a result of various industry or business practices or the need to maintain good customer relationships. Such a recall would result in a diversion of resources. While we do maintain product liability insurance, we cannot assure investors that it will be sufficient to cover all product liability claims, that such claims will not exceed our insurance coverage limits or that such insurance will continue to be available on commercially reasonable terms, if at all. Any product liability claim brought against us could have a material adverse effect on the results of our operations.

Since KADI’s products primarily involve the central control mechanism of electric vehicles, defective designs or defective components parts can cause significant damage or injury, and our liability risks will increase. While we have had no product liability claims to date, we have relatively little experience with these products, and our insurance coverage may not be sufficient to cover potential claims in the future.

Changes to the government subsidy support policies in the PRC and further delays in subsidy payments may have negative impacts on the electric vehicle market.

The newly announced government subsidy support policies available in the PRC effective as of January 1, 2017, call for a 20% of reduction in central government subsidies per car in 2017 from the 2016 level and the total local government subsidy match to be not more than 50% of the total central government subsidies per car. The reduction of subsidies from both the central government and local governments will inevitably increase the costs to the consumers, which may cause temporary pressure for the EV market. The change in subsidy payment methods in 2017 from paid in advance to paid post-sale and any further delay in releasing subsidy payments for the EVs manufactured and sold in the prior years might also cause the adverse effects on the EV market.

Any of the above factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors presently not known to us or that we currently deem immaterial may also impair our business or results of operations. We are not aware of any PRC regulations or proposed regulations that will specifically restrict or limit the electric vehicle related business currently conducted by KADI from foreign participation. As a result, we do not currently expect our pending ownership of KADI, or KADI’s relationships within the electric vehicle industry, to be adversely affected by our foreign ownership structure.

Risks Related to Our Recent Transactions

Our proposed acquisition of KADI involves transactional and integration risks.

We have entered into a letter of intent to acquire a 60% equity interest in KADI, a Chinese company that develops software and hardware solutions for electric vehicle control modules, such as charging, battery management and vehicle controls. We have not yet finalized a definitive agreement to complete this acquisition, but we have made three scheduled cash advances to KADI totaling $450,000 as of April 30, 2018 and the fourth and last $150,000 advance shall be made by mid-May 2018. These advances will be deducted from our initial cash payments to KADI under the definitive agreement being negotiated. We will use a portion of the proceeds from this offering to fund the acquisition of KADI. As a result, if the offering is not consummated, we will not be able to consummate the acquisition of KADI. If the acquisition is not consummated within nine months after signing of the letter of intent, the advance payments will be converted into shares representing five percent of the outstanding capital stock of KADI. There are no termination fees or penalties under the letter of intent.

Our proposed acquisition of KADI involves multiple steps in seeing through the procurement of the supply contract awarded to KADI, and there is no assurance that KADI can satisfy its customer in the delivery of the products at this scale either in time or up to the quality standards acceptable to the customer. Assuming we proceed to enter into a definite agreement with KADI and consummate the proposed acquisition, there is no assurance that we can support KADI with the necessary funds in time for KADI to set up correctly for the manufacturing of the products. These and other factors unforeseen by both the Company and KADI, including but not limited to new competition, can also appear to affect the demand and pricing of the KADI products and ultimately cause our acquisition of KADI to fail. Also, there is no assurance that the management of KADI will successfully integrate with our management team to ensure a smooth operation going forward and to gain the intended benefits of this acquisition.

If we are unable to sign a definitive agreement and complete the acquisition of KADI, our directors, executive officers and other employees will have expended extensive time and effort and will have experienced significant distractions from their work during the period the transaction was pending and we will have incurred significant third party transaction costs, in each case, without any commensurate benefit. In addition, the current market price of our ordinary shares may reflect a market assumption that the KADI acquisition will occur, and a failure to complete the transaction could result in a negative perception by the market of ours generally and a resulting decline in the market price of our ordinary shares. Any delay in the consummation of the acquisition or any uncertainty about the consummation of the acquisition could also negatively impact our stock price and future business and results of operations.

Dependency on key personnel of KADI.

There is no assurance that the management of KADI will successfully integrate with our management team to realize the intended benefits of the acquisition transaction. The business of KADI is dependent on Mr. Hu Lin, KADI’s chairman and chief executive. In the event that Mr. Lin were unable or unwilling to dedicate his full time to KADI’s business, or if he were to resign or start a competing business, our business and financial results would be adversely affected. KADI has no “key person” insurance on Mr. Lin or any other employee, and no employment agreement with Mr. Lin.

Our repurchase of shares from Zhengqi may adversely affect our liquidity and working capital.

We have agreed to repurchase 966,136 of our ordinary shares from our largest shareholder, Zhengqi, at the original purchase price and for an aggregate amount of $10.05 million. The repurchase transaction is not yet completed, and although the purchase price for the trannsaction has been remitted, the 966,136 repurchase shares currently remain outstanding. This repurchase will limit our available cash and may adversely affect our ability to carry out our operations normally due to this reduction in working capital.

We are working with Zhengqi to satisfy certain conditions and make necessary arrangements before completing the repurchase, including confirming the consent of Borqs' existing lenders with respect to the transaction, submitting the shares to the transfer agent for cancellation, releasing the escrowed earnout shares from escrow and returning such shares to the former Borqs International shareholders in proportion to their ownership prior to the completion of the business combination on August 18, 2017. We anticipate closing the transaction within 2018.

Our repurchase of shares from Zhengqi may trigger litigation by other shareholders.

Our agreement to repurchase shares from Zhengqi was not extended to all investors who purchased shares in the August 2017 private placement. Since we are repurchasing those shares at a premium to current market prices, other purchasers may seek similar treatment. In addition, a minority of our shareholders will not benefit from the expected return of 1,227,625 escrowed earnout shares to the former Borqs International shareholders, which will occur when the repurchase from Zhengqi closes. Those minority shareholders will receive no direct benefit of proposed repurchase and return, and there is no assurance that those minority holders will not make claims against us. Further, if the Zhengqi repurchase transaction is not completed, up to 1,278,776 ordinary shares currently in escrow may not be timely released to the former Borqs International shareholders based on their respective proportionate interests in the merger consideration, and they may sue the Company for any damages they suffer as a result. Any such litigation could be time-consuming and costly, and could materially adversely affect our financial condition and results of operations.

Dependency on Crave and Colmei and financial risks.

Our agreement to purchase shares of Crave and Colmei from the shareholders of those companies may lead us to be more dependent on Crave and Colmei for both components and manufacturing. There is no assurance that Crave and Colmei continue to provide competitive pricing of components and for manufacturing services. There is no assurance that the value of our ownership of Crave and Colmei will not decline, potentially causing a material adverse effect on our financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 20, 2018 the Company sold 29,170 shares of unregistered ordinary shares from its 2017 Equity Incentive Plan to its employees in our Indian subsidiary at the price of $9.40 per share.

As previously disclosed on a Current Report on Form 8-K filed on August 24, 2017, the Company authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase its ordinary shares at a price not higher than $10.40 per share, up to an aggregate repurchase price of $6 million. The table below summarizes purchases made by or on behalf of the Company or affiliated purchasers as defined in Regulation S-K under the Share Purchase Program during the three months ended March 31, 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Maximum dollar value of shares that may yet be purchased under the plans or programs
January 1, 2018 ~ January 31, 2018 (1)	4,172	$5.29	4,172	-
February 1, 2018 ~ February 28, 2018	-	$-	-	-
March 1, 2018 ~ March 31, 2018	-	$-	-	-
Total	4,172	$5.29	4,172	-

(1)	Represents shares repurchased in December 2017 but which did not settle until January 3, 2018. The Share Repurchase Program has expired as of December 31, 2017 and no shares remain available for purchase under the program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 130, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 130, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORQS TECHNOLOGIES, INC.

Date: May 15, 2018	By:	/s/ Anthony K. Chan
	Name:	Anthony K. Chan
	Title:	Chief Financial Officer

