Form 10-Q
period 2018-06-30
Borqs Technologies, Inc.
filed 2018-08-14
CIK 1650575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, there were 31,307,522 shares issued and 31,303,350 shares outstanding, no par value, of the Company’s ordinary shares.

 i

PART I - FINANCIAL INFORMATION

BORQS TECHNOLOGIES, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Financial Statements for the Three and Six Months Ended June 30, 2017 and 2018

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2017 and June 30, 2018	2 – 5

Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2018	6

Unaudited Condensed Consolidated Statements of Comprehensive Income for the Three and Six Months Ended June 30, 2017 and 2018	7

Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2018	8

Notes to the Unaudited Condensed Consolidated Financial Statements	9

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(Amounts in thousands of US dollars (“US$”))

		As of December 31,	As of June 30,
	Note	2017	2018
		US$	US$
			(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		13,060	1,305
Restricted cash		3,459	766
Accounts receivable		65,720	33,279
Receivable from Mobile Virtual Network Operator (“MVNO”) franchisees		3,514	3,437
Inventories		17,031	14,119
Deferred cost of revenues		507	730
Prepaid and other current assets	(3)	16,240	35,161

Total current assets		119,531	88,797

Non-current assets:
Property and equipment, net	(4)	1,362	1,167
Intangible assets, net	(5)	20,004	20,542
Goodwill	(6)	736	727
Long-term investment	(7)	-	11,662
Deferred tax assets		1,463	1,201
Deferred cost of revenues		2,642	3,875
Other non-current assets		2,994	5,656

Total non-current assets		29,201	44,830

Total assets		148,732	133,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US$)

		As of December 31,	As of June 30,
	Note	2017	2018
		US$	US$
			(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including accounts payable of the Consolidated VIEs without recourse to the primary beneficiaries of US$4,143 and US$2,986 as of December 31, 2017 and June 30, 2018, respectively)		49,690	11,658
Accrued expenses and other payables (including accrued expenses and other payables of the Consolidated VIEs without recourse to the primary beneficiaries of US$4,038 and US$5,053 as of December 31, 2017 and June 30, 2018, respectively)	(9)	12,163	19,007
Advances from customers (including advances from customers of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and June 30, 2018, respectively)		3,623	6,307
Deferred revenues (including deferred revenues of the Consolidated VIEs without recourse to the primary beneficiaries of US$5,904 and US$4,009 as of December 31, 2017 and June 30, 2018, respectively)		7,960	6,717
Income tax payable (including income tax payable of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and June 30, 2018, respectively)		1,232	361
Short-term bank borrowings (including short-term bank borrowings of the Consolidated VIEs without recourse to the primary beneficiaries of nil and US$38 as of December 31, 2017 and June 30, 2018, respectively)	(8)	12,648	11,653
Long-term bank borrowings – current portion (including long-term bank borrowings – current portion of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and June 30, 2018, respectively)	(8)	5,432	6,532

Total current liabilities		92,748	62,235

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US$)

		As of December 31,	As of June 30,
	Note	2017	2018
		US$	US$
			(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-current liabilities:
Unrecognized tax benefits (including unrecognized tax benefits of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and June 30, 2018, respectively)	(13)	2,121	2,780
Deferred tax liabilities (including deferred tax liabilities of the Consolidated VIEs without recourse to the primary beneficiaries of US$1,500 and US$1,415 as of December 31, 2017 and June 30, 2018, respectively)	(13)	3,555	4,050
Deferred revenues (including deferred revenues of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and June 30, 2018, respectively)		1,346	4,277
Long-term bank payable (including long-term payable of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and June 30, 2018, respectively)	(7)	-	5,563
Deferred government grants (including deferred government grants of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and June 30, 2018, respectively)	(10)	1,957	1,933

Total non-current liabilities		8,979	18,603

Total liabilities		101,727	80,838

Commitments and contingencies	(16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US$, except for number of shares and per share data)

		As of December 31,	As of June 30,
	Note	2017	2018
		US$	US$
			(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY

Shareholders’ equity:
Ordinary shares (no par value; unlimited shares authorized; 30,804,635 and 31,307,522 shares issued; 30,804,634 and 31,303,350 shares outstanding as of December 31, 2017 and June 30, 2018, respectively)		-	-
Additional paid-in capital		120,642	124,058
Statutory reserve		1,898	2,156
Accumulated deficit		(74,231)	(71,482)
Accumulated other comprehensive (loss) income	(11)	(507)	(1,494)

Total Borqs Technologies, Inc. shareholder’s equity		47,802	53,238

Noncontrolling interest		(797)	(449)

Total shareholders’ equity		47,005	52,789

Total liabilities and shareholders’ equity		148,732	133,627

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands of US$, except for number of shares and per share data)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2017	2018	2017	2018
		US$	US$	US$	US$
Net Revenues:
Software		3,499	1,624	6,583	3,880
Hardware		11,122	47,018	32,801	95,136
MVNO		6,987	7,220	12,919	14,729
Others		521	477	1,036	850

Total net revenues		22,129	56,339	53,339	114,595

Software		(1,612)	(668)	(3,942)	(1,437)
Hardware		(10,008)	(42,535)	(29,246)	(85,934)
MVNO		(4,533)	(5,247)	(9,820)	(10,308)
Others		(288)	(180)	(488)	(351)

Total cost of revenues		(16,441)	(48,630)	(43,496)	(98,030)

Total gross profit		5,688	7,709	9,843	16,565

Operating expenses:
Sales and marketing expenses		(1,646)	(1,665)	(2,985)	(3,347)
General and administrative expenses		(2,599)	(2,260)	(4,157)	(5,356)
Research and development expenses		(1,184)	(1,452)	(1,476)	(2,341)
Changes in the fair value of warrant liabilities		-	-	(161)	-

Total operating expenses		(5,429)	(5,377)	(8,779)	(11,044)

Other operating income		1	-	267	-

Operating income		260	2,332	1,331	5,521
Interest income		8	2	10	8
Interest expense		(524)	(1,117)	(1,143)	(1,362)
Other income		51	14	354	53
Other expense		(158)	(2)	(276)	(47)
Foreign exchange (loss) gain		(156)	633	(333)	259

(Loss) profit before income taxes		(519)	1,862	(57)	4,432
Income tax (expenses) benefit	(13)	(446)	146	(890)	(1,037)

Net (loss) income		(965)	2,008	(947)	3,395
Less: net income attributable to noncontrolling interests		197	178	119	366

Net (loss) income attributable to Borqs Technologies, Inc.		(1,162)	1,830	(1,066)	3,029
Add:
Accretion to redemption value of convertible redeemable preferred shares		(150)	-	(448)	-

Net (loss) income attributable to ordinary shareholders		(1,312)	1,830	(1,514)	3,029

(Loss) earnings per share:
Basic		(0.31)	0.07	(0.36)	0.11
Diluted		(0.31)	0.07	(0.36)	0.11
Number of ordinary shares used in (loss) earnings per share computation:
Basic		4,259,898	26,830,514	4,243,964	26,613,800
Diluted		4,259,898	27,675,005	4,243,964	27,585,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

 BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF COMPREHENSIVE INCOME

(Amounts in thousands of US$)

		Three Months Ended June 30,		Six Months Ended June 30,
	Note	2017	2018	2017	2018
		US$	US$	US$	US$
Net (loss) income		(965)	2,008	(947)	3,395
Other comprehensive income, net of tax of nil:
Foreign currency translation adjustments, net of tax of
Nil		546	(2,397)	851	(1,005)
Other comprehensive income (loss), net of tax of nil	(11)	546	(2,397)	851	(1,005)
Comprehensive (loss) income		(419)	(389)	(96)	2,390
Less: comprehensive income attributable to noncontrolling interest		197	100	119	348
Comprehensive (loss) income attributable to Borqs Technologies, Inc.		(616)	(489)	(215)	2,042

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Amounts in thousands of US$)

	Six Months Ended June 30,
	2017	2018
	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net cash (used in) generated from operating activities	(3,853)	1,552

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(186)	(148)
Purchases of intangible assets	(3,998)	(3,874)
Repayments of a loan to a third party	244	1,469

Net cash used in investing activities	(3,940)	(2,553)

CASH FLOWS FROM FINANCING ACTIVITIES
Prepayment for repurchase of ordinary shares	-	(10,070)
Proceeds from ordinary shares	62	-
Proceeds from Series E Convertible Redeemable Preferred Shares	9,000	-
Proceeds from Series E-1 Convertible Preferred Shares	8	-
Payment of Series E Convertible Redeemable Preferred Shares’ issuance costs	(312)	-
Proceeds from short-term bank borrowings	-	1,124
Repayments of short-term bank borrowings	-	(2,086)
Proceeds from long-term bank borrowings	2,000	2,955
Repayments of long-term bank borrowings	(286)	(2,000)

Net cash generated from (used in) financing activities	10,472	(10,077)

Effect of foreign exchange rate changes on cash and cash equivalents	171	(677)

Net increase (decrease) in cash and cash equivalents	2,850	(11,755)
Cash and cash equivalents at beginning of period	3,610	13,060

Cash and cash equivalents at end of period	6,460	1,305

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

On August 18, 2017, the Company acquired 100% equity interest of BORQS International Holding Corp. (“Borqs International”) and its subsidiaries, variable interest entities (the “VIE”) and the VIE’s subsidiaries (collectively referred to as “Borqs Group” hereinafter) (the Company and Borqs Group collectively referred to as the “Group”) in an all-stock transaction (the “Merger”). Concurrent with the completion of the acquisition of Borqs International, the Company changed its name from Pacific Special Acquisition Corp. to Borqs Technologies, Inc.

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

As of December 31, 2017 and June 30, 2018, the Group had cash and cash equivalents of US$13.1 million and $1.3 million, respectively. As of June 30, 2018, the Group has accumulated deficit of US$71.5 million and net cash outflows of US$11.8 million for the six months then ended. These conditions raise substantial doubt about the Group’s ability to continue as a going concern and therefore, the Group is exposed to liquidity risk as it may not have sufficient working capital to meet its commitments and business needs.

The Group’s ability to fund its operations is based on its ability to generate cash, its ability to attract investors and its ability to borrow funds on reasonable economic terms. The Group’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan and generate positive cash inflows. The Group is now in the process of completing a public offering to secure funding. Therefore, the management is of the opinion that it will be able to meet its payment obligations for the next twelve months from the date of issuance of the unaudited condensed consolidated financial statements. Based on the above considerations, the Group’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

(c)	Long-term investment

The Group’s long-term investment represents cost method investment purchased during the six months period ended June 30, 2018.

In accordance with ASC 325-20 (“ASC 325-20”), Investments-Other: Cost Method Investments, for investments in investees over which the Group does not have significant influence, the Group carries the investments at cost and only adjusts for other-than-temporary declines in fair value and distributions of earnings. The Group’s management regularly evaluates the impairment of its cost method investments based on the performance and financial position of the investees as well as other evidence of estimated market values. Such evaluation includes, but is not limited to, reviewing the investees’ cash position, recent financing, projected and historical financial performance, cash flow forecasts and current and future financing needs. An impairment loss is recognized in the consolidated statements of comprehensive income equal to the excess of the investment’s cost over its fair value at the balance sheet date of the reporting period for which the assessment is made. The fair value would then become the new cost basis of investment.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Recent accounting pronouncements

The Group is an emerging growth company (’‘EGC’’) as defined by the Jumpstart Our Business Startups Act (’‘JOBS Act’’). The JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay adoption of certain accounting standards until those standards would otherwise apply to private companies. The Group elected to take advantage of the extended transition period. However, this election will not apply should the company cease to be classified as an EGC.

In May 2014, the Financial Accounting Standards Board (’‘FASB’’) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for the Group for annual reporting periods beginning January 1, 2019 and interim periods within annual periods beginning January 1, 2020. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing, which clarify guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers— Narrow-Scope Improvements and Practical Expedients, which addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition and provides practical expedients for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective dates for these amendments are the same as the effective date of ASU No 2014-09. Early adoption is permitted, and the standard permits the use of either the retrospective or cumulative effect transition method. The Group does not plan to early adopt the standard and amendments and it is in the process of developing a plan for evaluating the impact of adoption of these guidance on its unaudited consolidated financial statements, including the selection of the adoption method, the identification of differences, if any, from the application of the guidance, and the impact of such differences, if any, on its unaudited consolidated financial statements.

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

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consist of the following:

	As of December 31,	As of June 30,
	2017	2018
	US$	US$

Staff advances	312	327
Prepayment for share repurchase (i)	-	10,100
Prepayment for products	1,008	5,347
Advance to OEM	3,662	11,718
Rental and other deposits	1,203	990
VAT recoverable	2,189	3,157
Loan to third parties	1,469	-
Receivable from an agent	6,318	3,392
Others	79	129

	16,240	35,160

(i) On January 10, 2018, the Company entered into a stock repurchase agreement (“Stock Repurchase Agreement”) with Zhengqi International Holding Limited (“Zhengqi”), an existing shareholder, pursuant to which the Company agreed to repurchase 966,136 ordinary shares from Zhengqi at an aggregate purchase price of $10 million. The $10 million share repurchase consideration was transferred to Zhengqi in January 2018 and recorded as a prepayment as of June 30, 2018. The repurchase is expected to be completed in the second half of 2018.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	As of December 31,	As of June 30,
	2017	2018
	US$	US$
At cost:
Leasehold improvements	933	921
Computer and network equipment	6,458	6,408
Office equipment	918	939
Motor vehicles	233	257
	8,542	8,525
Less: accumulated depreciation	(7,180)	(7,358)

	1,362	1,167

Depreciation expense was US$455 and US$232 for the six months ended June 30, 2017 and 2018, respectively, were included in the following captions:

	Six Months Ended June 30,
	2017	2018
	US$	US$

Cost of revenues	156	82
Sales and marketing expenses	14	7
General and administrative expenses	117	34
Research and development expenses	168	109

	455	232

5.	INTANGIBLE ASSETS, NET

The following table presents the Group’s intangible assets as of the respective balance sheet dates:

	Software	Capitalized software development costs	License	Total
	US$	US$	US$	US$

Balance as of January 1, 2017	2,294	6,874	6,330	15,498
Additions	74	3,924	-	3,998
Amortization expense	(117)	(1,356)	(432)	(1,905)
Foreign currency translation difference	54	102	152	308

Balance as of June 30, 2017	2,305	9,544	6,050	17,899

Balance as of January 1, 2018	2,529	11,600	5,875	20,004
Additions	274	3,600	-	3,874
Amortization expense	(94)	(2,612)	(448)	(3,154)
Foreign currency translation difference	(32)	(77)	(73)	(182)

Balance as of June 30, 2018	2,677	12,511	5,354	20,542

The intangible assets are amortized using the straight-line method, which is the Group’s best estimate of how these assets will be economically consumed over their respective estimated useful lives of 3-10 years. Amortization expense was US$1,905 and US$3,154 for the six months ended June 30, 2017 and 2018, respectively.

6.	GOODWILL

The changes in the carrying amount of goodwill were as follows:

	As of December 31,	As of June 30,
	2017	2018
	US$	US$

Balance at beginning of the period	693	736
Foreign currency translation difference	43	(9)

Balance at end of the period	736	727

No impairment charge was recorded in any of the six months ended June 30, 2017 and 2018, respectively.

7.	LONG-TERM INVESTMENT

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

The Company does not have significant influence over the investees and therefore the investment was accounted for under the cost method. Cost of the long-term investment consisted of the fair value of the ordinary shares on the date of issuance and the present value of the cash consideration determined based on management’s estimated payment schedule.

8.	BANK AND OTHER BORROWINGS

Bank and other borrowings are as follows as of the respective balance sheet dates:

	As of December 31,	As of June 30,
	2017	2018
	US$	US$

Short-term bank and other borrowings	12,648	11,653
Long-term bank borrowings, current portion	5,432	6,532

Total borrowings	18,080	18,185

The short-term bank borrowings outstanding as of December 31, 2017 and June 30, 2018 bore a weighted average interest rate of 6.89% and 6.27% per annum, respectively, and were denominated in RMB and US$. These borrowings were obtained from financial institutions and have terms of one year.

In addition, on November 20, 2017, the Company entered into a three month short-term loan agreement with HHMC Microelectronic Co., Limited (“HHMC’) for US$5,000 with an interest rate of 0.04% per day, for working capital and has term of three months. If the loan is not fully repaid within three months, the interest rate will increase to 0.1% per day. The initial term of the agreement was subsequently extended to May 28, 2018. The Company is currently in discussion with HHMC for another extension. The short-term loan outstanding as of June 30, 2018 was US$2,914.

The long-term bank borrowings, current portion outstanding as of June 30, 2018 bore a weighted average interest rate of 8% and were denominated in US$. These borrowings were obtained from financial institutions located in the United States, and have terms of three years.

As of June 30, 2018, the Company was in breach of two of the financial covenants under long-term bank borrowing with an outstanding balance of US$3,032. The breach would result in acceleration of the repayments of the borrowings according to the contractual terms. Therefore, the outstanding balances were reclassified as current liabilities as of June 30, 2018.

Certain bank borrowings as of June 30, 2018 were pledged by account receivable amounted to US$33,279.

9.	ACCRUED EXPENSES AND OTHER PAYABLES

The components of accrued expenses and other payables are as follows:

	As of December 31,	As of June 30,
	2017	2018
	US$	US$

Payroll and welfare payable	2,030	2,869
Payable for long-term investment (Note 7)	-	3,263
VAT, and other taxes payable	2,473	3,291
Payables for office supply and utilities	711	958
Payables for purchase of property and equipment	52	51
Professional service fees	3,161	3,764
Deposits from agents	3,509	4,577
Others	227	234
	12,163	19,007

10.	DEFERRED GOVERNMENT GRANTS

The government grants received are required to be used in construction of property and equipment. These grants are initially deferred and subsequently recognized in the statement of operations over the life of the related assets as other operating income.

	Six Months Ended June 30,
	2017	2018
	US$	US$

Balance at beginning of the period	2,108	1,957
Recognized as other operating income	(271)	-
Foreign currency translation difference	51	(24)
Balance at ending of the period	1,888	1,933

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss, net of tax of nil, are as follows:

	Foreign currency translation	Total
	US$	US$
Balance as of December 31, 2016	(2,626)	(2,626)
Current year other comprehensive income	2,119	2,119
Balance as of December 31, 2017	(507)	(507)
Current period other comprehensive loss	(987)	(987)
Balance as of June 30, 2018	(1,494)	(1,494)

12.	MAINLAND CHINA EMPLOYEE CONTRIBUTION PLAN

As stipulated by the regulations of the PRC, full-time employees of the Company in the PRC participate in a government-mandated multiemployer defined contribution plan organized by municipal and provincial governments. Under the plan, certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The Company is required to make contributions to the plan based on certain percentages of employees’ salaries. The total expenses for the plan were US$1,139K and US$635K respectively, for the six months ended June 30, 2017 and 2018.

13.	TAXATION

(Loss) profit before income taxes consists of:

	Six Months Ended June 30,
	2017	2018
	US$	US$

Non-PRC	1,384	1,942
PRC	(1,441)	2,490

	(57)	4,432

Income tax expenses comprise of:

	Six Months Ended June 30,
	2017	2018
	US$	US$

Current	(943)	(187)
Deferred	53	(850)

	(890)	(1,037)

The reconciliation of tax computed by applying the statutory income tax rate of 25% for the six months ended June 30, 2017 and 2018 applicable to the PRC operations to income tax expenses is as follows:

	Six Months Ended June 30,
	2017	2018
	US$	US$

(Loss) profit before income taxes	(57)	4,432

Income tax benefit (expenses) computed at the statutory income tax rate at 25%	14	(1,108)
Non-deductible expenses	(304)	272
Non-taxation income	67	-
Preferential rate	(102)	464
Current and deferred tax rate differences	(120)	(225)
Foreign rate differences	(266)	(222)
Change of valuation allowance	(116)	811
Prior year provision to return true up	-	(848)
Interest expenses	(63)	(181)

Income tax expenses	(890)	(1,037)

13.	TAXATION (CONTINUED)

Deferred Taxes

The significant components of deferred taxes are as follows:

	As of December 31,	As of June 30,
	2017	2018
	US$	US$
Deferred tax assets
Inventories provision	229	227
AR provision	-	69
Accrued salary and welfare payable	165	316
Property and equipment	14	14
Tax losses	14,769	13,478
Valuation allowance	(13,714)	(12,903)
Total deferred tax assets	1,463	1,201
Deferred tax liabilities
Intangible assets	2,004	1,790
Deferred cost of revenues	1,551	2,260

Total deferred tax liabilities	3,555	4,050

As of June 30, 2018, the Group had net tax operating losses from its PRC subsidiaries and its Consolidated VIEs, as per filed tax returns, of US$32,015, which will expire from 2018 to 2022. The Group has net tax operating loss from its HK subsidiary of US$14,276, which will not expire.

As of June 30, 2018, the Group intends to permanently reinvest the undistributed earnings from its foreign subsidiaries and the Consolidated VIEs to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries and the Consolidated VIEs is not determined because such a determination is not practicable.

13.	TAXATION (CONTINUED)

Unrecognized Tax Benefits

As of December 31, 2017 and June 30, 2018, the Group recorded unrecognized tax benefits of US$4,547 and US$5,133, respectively, of which, US$2,764 and US$3,531, respectively, are presented on a net basis against the deferred tax assets related to tax loss carry forwards on the consolidated balance sheets. The unrecognized tax benefits and its related interests are primarily related to under-reported intercompany profit. The amount of unrecognized tax benefits will change in the next 12 months, pending clarification of current tax law or audit by the tax authorities, however, an estimate of the range of the possible change cannot be made at this time. As of December 31, 2017 and June 30, 2018, unrecognized tax benefits of US$2,043 and US$2,702, if ultimately recognized, will impact the effective tax rate.

A roll-forward of unrecognized tax benefits is as follows:

	Six Months Ended June 30,
	2017	2018
	US$	US$

Balance at beginning of period	4,053	4,547
Additions based on tax positions related to the current year	170	644
Foreign currency translation difference	(353)	(58)

Balance at end of period	3,870	5,133

In the six months ended June 30, 2017 and 2018, the Group recorded interest expenses accrued in relation to the unrecognized tax benefits of US$63 and US$181 in income tax expenses, respectively. Accumulated interest expenses recorded by the Group was US$151 and US$519 as of June 30, 2017 and 2018, respectively. As of June 30, 2018, the tax years ended December 31, 2013 through 2018 for the PRC subsidiaries and the VIE remain open for statutory examination by the PRC tax authorities.

14.	RELATED PARTY TRANSACTIONS

(a)	Related parties

Names of related parties	Relationship with the Group
Intel Capital Corporation (“Intel”) and its affiliates	A substantial shareholder of the Group but exited from the mobile chipset activities.
Qualcomm Global Trading PTE, Ltd (“Qualcomm”) and its affiliates	A substantial shareholder of the Group. *

*	Upon the consummation of the Merger, the entity ceased to be a substantial shareholder of the Group.

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Other than disclosed elsewhere, the Group had the following significant related party transactions for the six months ended June 30, 2017 and 2018:

	Six Months Ended June 30,
	2017	2018
	US$	US$
Software services provided to:
Intel (China) Co., Ltd.	9	-
Intel Asia-Pacific Research and Development Ltd.	65	-
Intel (China) Research Center Co., Ltd.	8	-
Qualcomm India Private Limited	3,967	*

Hardware sold to:
Qualcomm India Private Ltd	12	*

Purchased from:
Qualcomm Incorporated	398	*
Qualcomm CDMA Technologies Asia Pacific PTE Ltd.	1,732	*
Qualcomm Technologies, Inc.	75	*

15.	(LOSS) EARNINGS PER SHARE

Basic and diluted (loss) earnings per share for each of the six months presented are calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	US$	US$	US$	US$
Numerator:
Net (loss) income	(965)	2,008	(947)	3,395
Less: net income attributable to noncontrolling interests	197	178	119	366

Net (loss) income attributable to Borqs Technologies, Inc.	(1,162)	1,830	(1,066)	3,029
Accretion to redemption value of Convertible Redeemable Preferred Shares	(150)	-	(448)	-
Net (loss) income attributable to Borqs Technologies, Inc.’s ordinary shareholders	(1,312)	1,830	(1,514)	3,029

Denominator:
Weighted-average number of ordinary shares outstanding—basic	4,259,898	26,830,514	4,243,964	26,613,800
Weighted-average number of ordinary shares outstanding—diluted	4,259,898	27,675,005	4,243,964	27,585,851

(Loss) earnings per share—Basic:	(0.31)	0.07	(0.36)	0.11
(Loss) earnings per share—Diluted:	(0.31)	0.07	(0.36)	0.11

For the three months and six months ended June 30, 2017, Convertible Redeemable Preferred Shares, share options and replacement warrants to purchase ordinary shares were anti-dilutive and excluded from the calculation of diluted net loss per share.

16.	COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Group leases buildings in the PRC and India under non-cancelable operating leases expiring on different dates. For the six months ended June 30, 2017 and June 30, 2018, total rental expenses for all operating leases amounted to US$709 and US$812, respectively.

As of June 30, 2018, the Group has future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year in relation to office buildings consisting of the following:

US$

2019	496
2020	1,191
2021	788
2022	514
2022 and thereafter	414

3,403

Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases.

Income Taxes

As of June 30, 2018, the Group recognized an accrual of US$2,780 for unrecognized tax benefits and its interest (Note 13). The final outcome of the tax uncertainty is dependent upon various matters including tax examinations, interpretation of tax laws or expiration of statutes of limitation. However, due to the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As of June 30, 2018, the Group classified the accrual for unrecognized tax benefits as a non-current liability.

Arbitration with Samsung Electronics Co., Ltd. (“Samsung”)

The Company is currently in arbitration with Samsung to resolve a dispute regarding royalties payable to the Company under a software license agreement the Company had with Samsung. Samsung alleges that, for the period starting the fourth quarter of 2010 through mid of 2012, the Company was overpaid royalties in the amount of approximately US$1.67 million due to a clerical error in their accounting department that enabled the Company to receive royalties on sales of Samsung handsets that did not contain the Company’s software. Samsung is seeking repayment of the US$1.67 million plus accrued interest of 12% per annum and as well as reimbursements of reasonable fees including attorney fees and arbitration costs. After arbitration hearings that were held in May 2018, the parties are awaiting a ruling from the arbitrator on Samsung’s claim and the result is unpredictable. As of June 30, 2018, neither the Company or management nor the legal counsel can reasonably estimate the result and potential financial impact of this pending claim.

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

The CODM evaluates performance based on each reporting segment’s net revenue and operating income. The table below provides a summary of the Group’s operating segment results for the three months and the six months period ended June 30, 2017 and 2018:

Six Months Ended June 30, 2017	Yuantel	Connected Solution	Total Segments	Eliminations	Consolidated

Net revenue
-External customers	13,955	39,384	53,339	-	53,339
-Inter-segment	-	921	921	(921)	-
Total net revenue	13,955	40,305	54,260	(921)	53,339

Operating income	221	1,110	1,331	-	1,331

Six Months Ended June 30, 2018	Yuantel	Connected Solution	Total segments	Eliminations	Consolidated

Net revenue
-External customers	15,579	99,016	114,595	-	114,595
-Inter-segment	-	415	415	(415)	-
Total net revenue	15,579	99,431	115,010	(415)	114,595

Operating income	1,289	4,232	5,521	-	5,521

Three Months Ended June 30, 2017	Yuantel	Connected Solution	Total segments	Eliminations	Consolidated

Net revenue
-External customers	7,508	14,621	22,129	-	22,129
-Inter-segment	-	472	472	(472)	-
Total net revenue	7,508	15,093	22,601	(472)	22,129

Operating income	1,343	(1,083)	260	-	260

Three Months Ended June 30, 2018	Yuantel	Connected Solution	Total segments	Eliminations	Consolidated

Net revenue
-External customers	7,697	48,642	56,339	-	56,339
-Inter-segment	-	111	111	(111)	-
Total net revenue	7,697	48,753	56,450	(111)	56,339

Operating income	605	1,727	2,332	-	2,332

17.	SEGMENT REPORTING (CONTINUED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	US$	US$	US$	US$

PRC	14,270	7,146	27,029	18,325
Outside PRC:
United States	1,869	3,100	3,422	7,296
India	1,932	42,738	4,020	84,812
Rest of the world	4,058	3,355	18,868	4,162
Total net revenue	22,129	56,339	53,339	114,595

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

The MVNO BU provides a full range 2G/3G/4G voice and data services for general consumer usage and IoT devices, as well as traditional telecom services such as voice conferencing. The MVNO BU also acts as a sales and promotion channel for the products developed by the Connected Solutions BU. The Company believes that a key component of the sales of connected devices going forward is the bundling of those devices with a voice/data plan through its MVNO BU. The MVNO BU launched operations in the fourth quarter of 2014. The MVNO BU provides services throughout China. According to the MVNO Cooperative Office of the Regulatory Affairs Department of China Unicom (the incumbent mobile operator), the Company had 5.44 million registered subscribers as of December 31, 2017, making it the second largest MVNO in China.

The Connected Solutions BU has a global customer base covering core parts of the Android platform value chain, including mobile chipset manufacturers, mobile device OEMs and mobile operators. This BU represented 86.3% of the Company’s net revenues in the three months ended June 30, 2018, while the MVNO BU represented 13.7 % of net revenues for the same periods. As of July 2018, the Company has collaborated with six mobile chipset manufacturers and 29 mobile device OEMs to commercially launch Android based connected devices in 11 countries, and sales of connected devices with the BorqsWare software platform solutions are embedded in more than 10 million units worldwide.

The Company has dedicated significant resources to research and development, and it has research and development centers in Beijing, China and Bangalore, India. As of June 30, 2018, 350 of 509 full-time employees and contractors were technical professionals dedicated to platform research and development and product specific customization. Technical professionals have diverse backgrounds and experience gained through employment with leading mobile chipset designers and manufacturers, mobile device OEMs, internet content providers and other software and hardware enterprises.

The Company has achieved significant growth in the last year. Net revenues increased from $22.1 million in the quarter ended June 30, 2017 to $56.3 million for the three months ended June 30, 2018. The Company recorded a net income of $2 million in the quarter ended June 30, 2018, compared with a net loss of $965,000 for the three months ended June 30, 2017.

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

MVNO BU revenues and gross profit are affected by general factors in the mobile telecom industry in China, such as the voice/data pricing trends offered by other MVNOs and incumbent operators. We enter into profit sharing arrangements with franchisees, under which franchisees receive a percentage of profits on sales of bundled services as they are used by the consumers. Profit sharing amounts are recognized as selling expenses, and limited discounts provided by franchisees to consumers are recognized as reductions of revenue in accordance with ASC 605-50. Competitive factors in voice/data pricing could affect the demand for our MVNO services and affect our mobile subscriber growth, which could materially and adversely affect our revenues and result of operations. MVNO BU revenues and gross profit are also directly affected by Company specific factors, including:

●	The bulk wholesale rates for voice and data service. We rely on China Unicom, the incumbent operator, to provide us with attractive and competitive bulk wholesale rates of voice-per-minute and MB-of-data to compete with our competitors.

●	The Chinese government policy on MVNO services. On July 23, 2018, the Ministry of Industry and Information Technology (“MIIT”) awarded an official commercial MVNO license to Yuantel Telecom our subsidiary that runs our MVNO business. We rely on China’s government to continue to grant us a license to operate the MVNO services.

The aggregate amount of cash and cash equivalent and restricted cash are not materially affected by currency fluctuations because the majority of our revenues are denominated in U.S. Dollars based on contracts made in Hong Kong and the Cayman Islands. Financings from sales of equity and working capital loans are denominated in U.S. Dollars and executed in Hong Kong and the Cayman Islands, and repayments have been made in U.S. Dollars outside of China, thus not requiring approval from the PRC State Administration of Foreign Exchange. The MVNO business, and small amounts of Connected Solutions BU activities within China, generate revenue in Renminbi. Personnel and personnel-related expenses are primarily paid in Renminbi, and costs of components used in Connected Solutions BU hardware revenues are primarily paid in U.S. Dollars. As of June 30, 2018, we held a total of $1.3 million cash on a consolidated basis.

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

Comparisons for the Three and Six Months Ended June 30, 2017 to the Three and Six Months Ended June 30, 2018

GAAP Presentation

	For Three Months Ended June 30,		For Six Months Ended June 30,
Consolidated Statement of Operations Data:	2017	2018	2017	2018
	(US$ in thousands)		(US$ in thousands)
Net revenues	22,129	56,339	53,339	114,595
Cost of revenues	(16,441)	(48,630)	(43,496)	(98,030)
Gross profit	5,688	7,709	9,843	16,565

Operating expenses	(5,429)	(5,377)	(8,779)	(11,044)
Other operating income	1	-	267	-
Operating income	260	2,332	1,331	5,521

Other expense	(779)	(470)	(1,388)	(1,089)
Loss (profit) before income taxes	(519)	1,862	(57)	4,432

Income tax expense (benefit)	(446)	146	(890)	(1,037)
Net (loss) income	(965)	2,008	(947)	3,395

Less: net income attribute to noncontrolling interests	197	178	119	366
Net (loss) income attribute to Borqs Technologies, Inc.	(1,162)	1,830	(1,066)	3,029

Accretion to redemption value of convertible redeemable preferred shares	(150)	-	(448)	-
Net (loss) income attributable to ordinary shareholders	(1,312)	1,830	(1,514)	3,029

We had a net income of $2.0 million and a net loss of $965,000 for the three months ended June 30, 2018 and 2017, respectively. We had a net income of $3.4 million and a net loss of $947,000 for the six months ended June 30, 2018 and 2017, respectively.

We had significant increases in the delivery of connected products for worldwide customers in the first and second quarters of 2018. Revenue for connected products is recognized when delivery is made; cost incurred in the preparation of such products including testing, certification, and preparation for mass production is deferred to the period when revenue is recognized.

Net Revenues

For the three months ended June 30, 2018, Connected Solutions BU net revenues were $48.6 million and MVNO BU net revenues were $7.7 million, compared to $14.6 million and $7.5 million, respectively, for the same period in 2017. Connected Solutions BU net revenues increased 232.7% for the three months ended June 30, 2018 from the same period in 2017. MVNO BU net revenues increased 2.5% for the three months ended June 30, 2018 from the same period in 2017. Total net revenues increased 154.6% for the second quarter of 2018 from the corresponding period in 2017.

For the six months ended June 30, 2018, Connected Solution BU net revenues were $99.0 million and MVNO BU net revenues were $15.6 million, compared to $39.4 million and $14.0 million, respectively, for the same period in 2017. This represented increase in Connected Solutions BU net revenues of 151% and MVNO BU of 12% in the first six months of 2018 over the same period in 2017.

	For Three Months Ended June 30
	2017	2018
	US$	US$	%
	(US$ in thousands)
Connected Solutions BU	14,621	48,642	232.7%
MVNO BU	7,508	7,697	2.5%
Net revenues	22,129	56,339	154.6%

Within the MVNO BU, overall net revenues including traditional telephony activities, increased to $7.7 million in the second quarter of 2018 from $7.5 million for the same period in 2017. During the second quarter of 2018, the Company designed and rolled out a new security check and activation system that simplified the sales procedure. Using this new activation system, we were able to overcome the effect of tightened security regulations on SIM card activation.

Net Revenues — Connected Solutions BU

The following table sets forth the Connected Solutions BU net revenues, as well as the components of such revenues, for the periods indicated, in absolute amount and as a percentage of total net revenues:

	For Three Months Ended June 30,
	2017		2018
	US$	%	US$	%
	(US$ in thousands)
Software	3,499	23.9%	1,624	3.3%
Hardware	11,122	76.1%	47,018	96.7%
Connected Solutions BU net revenues	14,621	100%	48,642	100%

Software

Software net revenues were $3.5 million and $1.6 million for the three months ended June 30, 2017 and 2018, respectively, representing 23.9% and 3.3% of Connected Solutions BU net revenues in those periods. For the 6 months ended June 30, 2017 and 2018, software net revenues were $6.6 million and $3.9 million, respectively.

The decrease primarily reflected the exit by one of the Company’s major chip manufacturer clients from the Android based product platform.

Hardware

Hardware net revenues were $11.1 million and $47.0 million for the three months ended June 30, 2017 and 2018, respectively, representing 76.1% and 96.7% of Connected Solutions BU net revenues in those periods. For the six months ended June 30, 2017 and 2018, hardware revenues were $32.8 million and $95.1 million, respectively, representing 83.3% and 96.1% of Connected Solutions BU net revenues in those periods.

The 322.7% increase in hardware net revenues in the second quarter of 2018 (which increase accounts for the aggregate of 232.7% increase in overall Connected Solutions BU net revenues) primarily reflects an increase in hardware product orders from the emerging markets in Asia.

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

Net Revenues — MVNO BU

	For Three Months Ended June 30,
	2017	2018
	US$	US$
	(US$ in thousands)
MVNO	6,987	7,220
Other	521	477
MVNO BU net revenues	7,508	7,697

 For the six months ended June 30, 2017 and 2018, MVNO BU net revenues were $14.0 and $15.6 million, respectively.

We expect sales of MVNO services to increase at a modest rate in future periods while traditional commercial services revenues will remain stable. As discussed above, we expect that governmental policies requiring heightened security checks for authentication of PRC identification cards at the point of sales of SIM cards will continue to have an impact on our subscription activities.

Cost of Revenues

The following table sets forth cost of revenues, both in absolute amount and as a percentage of total cost of revenues, for Connected Solutions BU revenue and MVNO BU revenue:

	For Three Months Ended June 30,
	2017	2018
	US$	US$
	($ in thousands)
Connected Solutions BU	11,620	43,203
MVNO BU	4,821	5,427
Total cost of revenue	16,441	48,630

Connected Solutions BU costs of revenues were $11.6 million and $43.2 million for the three months ended June 30, 2017 and 2018, respectively. These increases were generally in line with the associated revenues. For the six months ended June 30, 2017 and 2018, Connected Solution BU costs of revenues were $33.2 million and $87.4 million, respectively.

MVNO BU cost of revenues was $4.8 million and $5.4 million for the three months ended June 30, 2017 and 2018, respectively. MVNO BU cost of revenues was generally proportional to MVNO BU revenues.  For the six months ended June 30, 2017 and 2018, MVNO BU cost of revenues were $10.3 million and $10.7 million, respectively.

Gross Profit and Gross Margin

Our gross profit was $5.7 million and $7.7 million for the three months ended June 30, 2017 and 2018, respectively. The breakdown between the Connected Solutions BU and MVNO BU gross profit and gross margin was as follows:

	For Three Months Ended June 30,
	2017		2018
	US$	%	US$	%
	(Gross Profit in thousands, Gross Margin in %)
Connected Solutions BU	3,001	20.5%	5,439	11.2%
MVNO BU	2,687	35.8%	2,270	29.5%
Total	5,688	25.7%	7,709	13.7%

 Connected Solutions BU gross margins were 20.5% and 11.3% for the three months ended June 30, 2017 and 2018, respectively, while MVNO BU gross margins were 35.8% and 29.5% for the three months ended June 30, 2017 and 2018, respectively. Despite significant volume increase in our Connected Solutions BU activities in the second quarter of 2018, its gross margin decreased because large orders from customers usually demanded more competitive pricing and also due to component shortages during the period, causing increase in component prices while the selling price of the products were fixed; the MVNO BU gross margin decreased as governmental policies required heightened security checks for authentication of PRC identification cards at the point of sale of SIM cards continued to have an impact on our subscription activities and also due to a temporary lack of beauty numbers (e.g. phone numbers with multiple digits of “8”) which carry a high margin. The Company mitigated some of the adverse regulatory impact by designing a new security check and activation system that simplified the sales procedure.

Our overall gross margin decreased from 25.7% to 13.7% in the second quarter of 2018 from a year ago.

For the six months periods ended June 30, 2017 and 2018, Connected Solution BU gross margins were 15.7% and 11.8%, respectively; and MVNO BU gross margins were 26.1% and 31.6%, respectively.

Our overall gross margin decreased from 18.5% to 14.5% for the six months ended June 30, 2018 from a year ago.

Connected Solutions BU gross profit include gross profit from software projects and gross profit from hardware projects, as shown in the following table:

	For Three Months Ended June 30,
	2017	2018
	US$	US$
	(Gross Profit in thousands)
Software	1,887	956
Hardware	1,114	4,483
Total	3,001	5,439

Operating Expenses

The following table sets forth operating expenses for the periods indicated:

	For Three Months Ended June 30,
	2017	2018
	US$	US$
	($ in thousands)
Research and development expenses	1,184	1,452
Sales and marketing expenses	1,646	1,665
General and administrative expenses	2,599	2,260
Changes in the fair value of warrant liability	-	-
Total	5,429	5,377

Research and Development Expenses

Research and development expenses increased from $1.2 million to $1.5 million for the three months ended June 30, 2018 with the same period in 2017. A significant portion of our design activities were directly expensed as cost of revenue when our hardware project revenue was recognized. R&D expenses for the six months ended June 30, 2017 and 2018 were $1.5 million and $2.3 million, respectively.

Selling and Marketing Expenses

Selling and marketing expenses decreased by $0.02 million to $1.67 million for the three months ended June 30, 2018, from $1.65 million from the same period in 2017. The decrease was primarily due to our MVNO’s commission sharing structure. Selling and marketing expenses for the six months ended June 30, 2017 and 2018 were $3.0 million and $3.3 million, respectively.

General and Administrative Expenses

General and administrative expenses decreased by $0.34 million to $2.26 million for the three months ended June 30, 2018, from $2.60 million for the three months ended June 30, 2017. This decrease was primarily due to reduced head-count, but was offset by the recognition of a $1 million attorney fee due to the arbitration case with Samsung as described in the above Note 16 of the Accompanying Notes to the Unaudited Condensed Financial Statements. G&A expenses for the six months ended June 30, 2017 and 2018 were $4.2 million and $5.4 million, respectively.

Other Operating Income

Other operating income consists of financial support from local government authorities for certain technology development projects. We recognized $1,000 and nil for the three months ended June 30, 2017 and 2018, respectively. Other operating income for the six months ended June 30, 2017 and 2018 were $267,000 mill and nil, respectively.

Income tax expenses

For the three months ended June 30, 2018, we had tax benefit amounts of $146,000. Our actual tax rates have been higher than the statutory rates because losses experienced by certain of our subsidiaries could not be used to offset gains in other subsidiaries within the same jurisdiction. For the six months ended June 30, 2017 and 2018, we recorded $0.89 million and $1.04 million in income tax expenses, respectively.

Liquidity and Capital Resources

Cash generated from operating activities for the six months ended June 30, 2018 was $1.55 million.

Cash used in investing activities for the six months ended June 30, 2018 was $2.55 million which was mainly used in the development of software assets for both our Connected Solutions BU and MVNO BU in the amount of $3.87 million and repayment from a third-party loan brought in $1.47 million.

Cash used in financing activities for the six months ended June 30, 2018 was $10.1 million which included repurchase of shares of $10.1 million, obtained long-term borrowings of $3.0 million, repayment of long-term borrowings of $2.0 million, obtained short-term borrowings of $1.1 million, and repayment of short-term borrowings of $2.1 million.

We entered into a loan agreement with Partners For Growth V, L.P. (“PFG5”) effective April 30, 2018, for a term loan in the maximum amount of $3 million at an interest rate of 8.0% per annum with a maturity date of April 30, 2021 (the “PFG5 Loan”). On May 16, 2018, after payment of a $45,000 commitment fee to PFG5, $2,955,000 was made available to us for general corporate purposes.  PFG5’s rights under the PFG5 Loan are pari passu with the rights of Partners For Growth IV, L.P. (“PFG4”), a related party of PFG5, under the existing Loan and Security Agreement, dated August 26, 2016, by and between Borqs Hong Kong Limited and PFG4, as amended (the “PFG4 Loan”), which remains in full force and effect according to its terms. Except for increased thresholds with respect to the financial covenants described below, the terms of the PFG5 Loan are substantially similar to those of the PFG4 Loan. Our financial covenants under the PFG5 Loan include the covenants to meet or exceed (i) quarterly revenues (as required to be classified as such under U.S. GAAP) of $32,500,000 and (ii) a three month trailing EBITDA target of $2,000,000, with compliance for each covenant determined as of the last day of each calendar quarter for revenues and each calendar month for EBITDA.

We have in the past breached certain financial covenants under our loan agreements with SPD Silicon Valley Bank Co., Ltd. (“SVB”) and PFG4. Specifically, we failed to meet a monthly cash ratio threshold, under U.S. GAAP basis, for several months in the second, third and fourth quarters of 2017 under the loan agreement with SVB and a minimum 3-month trailing EBITDA target under the PFG4 loan agreement as of the third quarter of 2017.  Such breach could result in acceleration of the repayment according to the contract term. Therefore, the outstanding balance of $3.032 million was reclassified as current liability as of June 30, 2018. We have not been notified by either lender that they seek to accelerate the loan payments because of such breaches and neither lender has expressly waived such breaches and any resulting defaults.  We are currently negotiating with both lenders to make adjustments to the specific financial covenants to more appropriately reflect the business nature of the Company in 2018 and going forward, particularly allowing for the inclusion of inventories while removing certain non-cash stock based compensation in deriving the covenant ratios.  In the event the lenders choose not to make adjustments to the covenant ratios and consider the occurrence of these breaches as events of default under our current loan agreements, the lenders may elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit to us.

On November 20, 2017, we entered into a procurement and sales service agreement (the “Procurement Agreement”) with HHMC Microelectronic Co., Limited (“HHMC”) pursuant to which HHMC would make advances to Borqs International up to a maximum of $5,000,000 to purchase components from third party vendors. For each procurement transaction, Borqs International must make a deposit with the third party vendor equal to 5% of the purchase price for the components. Each advance is subject to a fee of 0.1% per day based on the total amount advanced by HHMC. Advances must be repaid within 90 days of being made available by HHMC, after which the overdue amounts are subject to a penalty of 0.1% per day on the amount outstanding. If the repayment of an advance is overdue by more than 10 days, HHMC has the right to take possession of goods purchased on behalf of Borqs International and apply proceeds from the sale thereof to pay off outstanding advances owed to HHMC. If sale proceeds are insufficient to satisfy all outstanding advances, then any remaining advances outstanding are due and payable within 5 days’ notice from HHMC. All of Borqs International’s obligations under the Procurement Agreement are guaranteed by the Company. The Procurement Agreement had an initial maturity term of three months, which was subsequently extended to May 28, 2018. As of June 30, 2018, $2.1 million was repaid to HHMC with $2.9 million remaining outstanding under the Procurement Agreement. We are currently in discussions with HHMC for another extension.

We believe that our current cash level and anticipated cash flows from operations will not be sufficient to meet anticipated cash needs for at least the next 12 months, and we intend to conduct a public offering of our ordinary shares in the coming months to raise funds to finance our potential acquisition of KADI as well as for general working capital needs. If the intended public fundraise is unsuccessful, we may privately sell additional equity securities, debt securities or borrow from banks and other financial institutions.

In recent periods, our accounts receivable turnover days has generally fallen in the range of 30 to 60 days. There was no related party accounts receivable as of June 30, 2018.

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

Internal Control over Financial Reporting

Prior to our acquisition of Borqs International by way of merger, Borqs International was a private company with limited accounting personnel and other resources with which to address our internal controls and procedures for financial reporting. As of December 31, 2017, we identified a material weakness in our internal controls over financial reporting. As defined in the standards established by the U.S. Public Company Accounting Oversight Board, a “material weakness” is a deficiency, or combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual and or interim financial statements will not be prevented or detected on a timely basis.

The material weakness that has been identified relates to our lack of sufficient financial reporting and accounting personnel with appropriate knowledge of U.S. GAAP and SEC reporting requirements to properly address complex U.S. GAAP accounting issues and to prepare and review our consolidated financial statements and related disclosures to fulfill U.S. GAAP and SEC financial reporting requirements. The material weakness, if not remediated timely, may lead to material misstatements in our consolidated financial statements in the future.

Following the identification of the material weakness, we have taken measures and plan to continue to take measures to remediate the material weakness, including (i) hiring additional qualified professionals with U.S. GAAP accounting experience; (ii) providing U.S. GAAP and SEC reporting training to our accounting personnel; and (iii) preparing a comprehensive written accounting policies and procedures manual that can effectively guide our finance and accounting personnel in addressing significant accounting issue and preparing financial statements that are in compliance with U.S. GAAP and SEC requirements. In addition, we intend to engage an external service provider by the second half of 2018 to assist management in evaluating and implementing necessary controls and measures in order to maintain adequate and effective internal controls over financial reporting.

However, the implementation of these measures may not fully address the material weakness in our internal controls over financial reporting. Our failure to correct the material weakness or our failure to discover and address any other control deficiencies, could result in material misstatements in our financial statements and impair our ability to comply with applicable financial reporting requirements and related regulatory filings on a time basis. Moreover, ineffective internal controls over financial reporting could significantly hinder our ability to prevent fraud.

As a company with less than US$1.07 billion in revenue for our last fiscal year, we qualify as an “emerging growth company” pursuant to the JOBS Act. An emerging growth company may take advantage of specified reduced reporting and other requirements that are otherwise applicable generally to public companies. These provisions include exemption from the auditor attestation requirement under Section 404 of the Sarbanes-Oxley Act of 2002 in the assessment of the emerging growth company’s internal controls over financial reporting.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, in light of the material weakness in our internal controls over financial reporting identified above, our disclosure controls and procedures were ineffective as of June 30, 2018 based on our evaluation of the controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

As of June 30, 2018, we had accumulated deficit of $71.482 million, net income of $3.395 million and net cash inflow from operation of $1.552 million for the 6-month period then ended. As of December 31, 2017, we had accumulated deficit of $74.231 million and suffered net loss of $12.359 million and negative cash flow from operating of $14.939 million for the year then ended. This condition raises substantial doubt about our ability to continue as a going concern.

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

Covenants governing our loan facilities with SPD Silicon Valley Bank Co., Ltd. (“SSVB”) and Partners For Growth IV, L.P. and Partners For Growth V, L.P. (collectively “PFG”) restrict, among other things, our ability to:

●	pay dividends or distributions, repurchase or redeem equity;

●	incur or permit to exist any additional indebtedness or liens;

●	guarantee or otherwise become liable with respect to the obligations of another party or entity;

●	acquire any assets, except in the ordinary course of business, or make any investments; and

●	sell all or substantially all of our assets.

Our ability to comply with these provisions may be affected by events beyond our control. Although each of SSVB and PFG have consented to our transactions with Crave/Colmei, KADI, our repurchase of shares from Zhengqi and as to the transactions contemplated by our proposed public offering, such covenants and obligations are ongoing, any breach of any such covenants or obligations not otherwise waived or cured could result in a default under the applicable debt obligations and could trigger acceleration of those obligations. In addition, the loan agreements with SSVB and PFG requires us to satisfy certain financial covenants, including quarterly EBITDA thresholds. Any defaults under our loan agreements with SSVB and PFG could adversely affect our growth, our financial condition, our results of operations and our ability to make payments on our debt. The ability to make payments of principal and interest on indebtedness will depend on our financial condition, which is subject to general economic conditions, industry cycles and financial, business and other factors affecting our operations, many of which are beyond our control. If sufficient cash flow is not generated from operations to service such debt, we may be required, among other things, to:

●	seek additional financing in the debt or equity markets;

●	delay, curtail or abandon altogether our research & development or investment plans;

●	refinance or restructure all or a portion of our indebtedness; or

●	sell selected assets.

Such measures might be insufficient to service the indebtedness. In addition, any such financing, refinancing or sale of assets may not be available on commercially reasonable terms, or at all. If funds are not available when needed, or available on acceptable terms, we may be required to delay, scale back or eliminate some of our obligations, including with respect to our commitments in connection with our investments into KADI and Crave/Colmei, the repurchase of our shares from Zhengqi. In addition, we may not be able to grow market share, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could negatively impact our business, operating results and financial condition.

Defaults under our loan agreements with SSVB and PFG and procurement agreement with HHMC Microelectronic Co., Limited could result in a substantial loss of our assets.

We have pledged our assets as collateral under the loan agreements with SSVB and PFG. Additionally, pursuant to a procurement agreement with HHMC Microelectronics Co., Limited (“HHMC”), HHMC has the right to take possession of goods purchased on behalf of Borqs to pay off any advances owed.

The initial term of the procurement agreement was extended to May 28, 2018. We have not been notified by HHMC that they seek to accelerate the loan payments and we are currently in discussions with HHMC for another extension. However, a failure to repay any of the indebtedness under our agreements with any of our lenders as it becomes due or to otherwise comply with the covenants contained in any of such agreements could result in an event of default thereunder. If not cured or waived, an event of default under any of such agreements could enable the lenders thereunder to declare all borrowings outstanding on such debt, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit. The lenders could also elect to foreclose on our assets securing such debt. In such an event, the Company may not be able to refinance or repay all of its indebtedness, pay dividends or have sufficient liquidity to meet operating and capital expenditure requirements. Any such acceleration could cause us to lose a substantial portion of our assets and will substantially adversely affect our ability to continue our operations.

We have in the past failed to comply with financial covenants in certain of our loan documents, which has resulted in potential defaults under certain of our loan documents. These and similar breaches of our loan documents in the future could adversely affect our financial condition and our ability to meet our payment obligations on our indebtedness.

We have in the past breached certain financial covenants under our loan agreements with SSVB and PFG. Specifically, we failed to meet a monthly quick ratio threshold, under U.S. GAAP basis, for several months in the second, third and fourth quarters of 2017 under the SVB loan agreement and a minimum 3-month trailing EBITDA target under the PFG loan agreement as of the third quarter of 2017.  Such breach could result in acceleration of the repayment according to the contract term. Therefore, the outstanding balance of $3.032 million was reclassified as current liability as of June 30, 2018. We have not been notified by either lender that they seek to accelerate the loan payments because of such breaches and neither lender has expressly waived such breaches and any resulting defaults.  We are currently negotiating with both lenders to make adjustments to the specific financial covenants to more appropriately reflect the business nature of the Company in 2018 and going forward, particularly allowing for the inclusion of inventories while removing certain non-cash stock based compensation in deriving the covenant ratios.  In the event the lenders choose not to make adjustments to the covenant ratios and consider the occurrence of these breaches as events of default under our current loan agreements, the lenders may elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit to us.

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

We have derived, and believe that in the foreseeable future we will continue to derive, a significant portion of our net revenues from a small number of major customers and key projects. Our top five customers in 2015, 2016 and 2017 accounted for 55.3%, 51.7% and 69.3% of our net revenues in 2015, 2016 and 2017, respectively. Our top five customers in the 6 months ended June 30, 2018 accounted for 95.1% of our net revenues during such period.

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

We provide mobile communication services as a mobile virtual network operator in China. The current license to operate such services is based on a MVNO license issued to us in July 2018 by the MIIT which is valid until July 12, 2023. If we cannot maintain this license we will need to cease operating as a MVNO and our total revenues will be significantly reduced.

In 2014, after acquiring Yuantel Investment, we entered into the MVNO business. Our MVNO BU contributed 26.6%, 29.1% and 20.8% of our net revenues in 2015, 2016 and 2017, respectively. Our MVNO BU contributed 13.7% of our net revenues for the quarter ended June 30, 2018.

The ability of our MVNO to provide mobile communication services in China was based on trial licenses granted by the Ministry of Industry and Information Technology of China (the “MIIT”), under the mobile virtual network trial program initiated by the MIIT in 2013 to implement the Chinese State Council’s encouragement of private investments in various industries, including telecommunication industry. The trial program and all trial licenses issued thereunder, including our own, were originally set to expire as of December 31, 2015. According to the trial program policies issued by the MIIT, the MIIT will work on formalizing commercial policies regarding the operation of MVNO based on the development of the trial program. On December 28, 2015, the MIIT issued a notice stating that while the government is “diligently researching and determining the formal commercial policies regarding the operation of MVNO, the temporary licenses issued continue to allow MVNO enterprises to operate, and the base telecommunication enterprises shall continue to provide cooperation, support and maintenance services”, as translated from the MIIT’s notice. All MVNOs in China, including us, will continue to operate and provide mobile communication services for subscribers based on the trial licenses.

The MIIT issued a Notice on the Official Commercial Use of Mobile Communication Resale Business (the “Official Notice”) on April 28, 2018, which took effect on May 1, 2018. The Official Notice requires an enterprise that has obtained a trial license, or the Pilot Enterprise to execute commercial contracts with a basic telecommunications company and apply for the telecommunications business license to replace the trial license. The Pilot Enterprise is allowed to continue to carry out its MVNO business during such application period. According to the Official Notice, the Pilot Enterprise will be ordered to terminate its MVNO business under certain circumstances, including (1) termination of cooperation between the Pilot Enterprise and the basic telecommunications enterprise resulting in Pilot Enterprise’s failure to operate its business; (2) failure to obtain the telecommunications business license within 2 years of the date of promulgation of the Official Notice; (3) occurrence of serious telecommunication fraud cases or malignant group accidents due to the Pilot Enterprise’s malpractice. In addition, the Official Notice requires the MVNO enterprise to establish network security management systems, deploy corresponding management personnel, implement the real-name registration for telephone users, protect users’ personal information, effectively implement the prevention and crackdown of communication information fraud, and standardize its user service agreements and financial management systems. We submitted our application for the official MVNO license. In July 2018, the MIIT has issued the MVNO license to us which will expire on July 12, 2023. However, uncertainties exist with respect to the interpretation and implementation of the newly issued Official Notice, and thus we cannot assure you that we will be able to maintain the MVNO license.

If we cannot maintain the official MVNO license by, we will be forced to cease this operation, and our total revenues will be significantly reduced and our investment into this business will be completely lost. We rely on China United Network Communications Group Co., Ltd (“China Unicom”), the incumbent operator, to provide us with attractive and competitive bulk wholesale rates of voice-per-minute and MB-of-data to compete with our competitors. If we are not provided competitive bulk wholesale rates from China Unicom, we will not be able to maintain our gross margin and will not be able to operate profitably, which may lead to shutting down the MVNO BU entirely.

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

Our customers generally retain us on project-by-project basis in connection with specific projects rather than on a recurring basis under long-term contracts. Historically, a significant portion of our net revenues has been comprised of software fees, relating to one-time research and engineering work performed for customers. For 2015, 2016 and 2017, our net revenues from software fees were $22.5 million, $14.9 million and $11.2 million, respectively, representing 29.9%, 12.4% and 7.3% of total net revenues. For the 6 months ended June 30, 2018, our net revenues from software fees were $3.9 million, representing 3.4% of total net revenues. Although a significant amount of our net revenues are generated from repeat business, which we define as revenues from a customer who also contributed to our revenues during the prior fiscal year, our engagements with our customers are typically for individual projects that are often on a non-exclusive, project-by-project basis. In addition, a majority of our customer contracts from which we generate product fees can be terminated by customers with or without cause. There are many factors outside of our control that might lead customers to terminate a contract or project with us, including, among others:

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

As part of our business we receive and process information about our employees, customers and partners, and we may store (or contract with third parties to store) our customers’ data. There are numerous laws governing privacy and the storage, sharing, use, disclosure and protection of personally identifiable information and user data. Specifically, personally identifiable and other confidential information is increasingly subject to legislation and regulations in numerous domestic and international jurisdictions. The regulatory framework for privacy protection in China and worldwide is currently evolving and is likely to remain uncertain for the foreseeable future. We could be adversely affected if legislation or regulations in China and elsewhere on the world where we have business operations are expanded to require changes in business practices or privacy policies, or if the relevant governmental authorities in China and elsewhere on the world where we have business operations interpret or implement their legislation or regulations in ways that negatively affect our business, financial condition and results of operations. For example, in November 2016, China released the Cybersecurity Law, which took effect in June 2017. The Cybersecurity Law requires network operators to perform certain functions related to cybersecurity protection and the strengthening of network information management. For instance, under the Cybersecurity Law, network operators of key information infrastructure, including network operators of key information infrastructures in public communications and information industry, generally shall, during their operations in the PRC, store the personal information and important data collected and produced within the territory of the PRC and their purchase of network products and services that may affect national securities shall be subject to national cybersecurity review. While we take security measures relating to our Android+ software and service platform solutions, specifically, and our operations (including MVNO business operation), generally, those measures may not prevent security breaches that could harm our business and we cannot assure you that the measures we have taken or will take are adequate under the Cybersecurity Law and other relevant laws and regulations. Advances in computer capabilities, inadequate technology or facility security measures or other factors may result in a compromise or breach of our systems and the data we store and process. Our security measures may be breached as a result of actions by third parties or employee error or malfeasance. A party who is able to circumvent our security measures or exploit inadequacies in our security measures, could, among other things, misappropriate proprietary information (including information about our employees, customers and partners and our customers’ information), cause the loss or disclosure of some or all of this information, cause interruptions in our operations or our customers’ or expose our customers to computer viruses or other disruptions or vulnerabilities. Any compromise of our systems or the data it stores or processes could result in a loss of confidence in the security of our Android+ software and service platform solutions, damage our reputation, disrupt our business, lead to legal liability and adversely affect our financial condition and results of operations. Moreover, a compromise of our systems could remain undetected for an extended period of time, exacerbating the impact of that compromise. Actual or perceived vulnerabilities may lead to claims against us by our customers, partners or other third parties, which could be material. While our customer agreements typically contain provisions that seek to limit our liability, there is no assurance these provisions will be enforceable and effective under applicable law. In addition, the cost and operational consequences of implementing further data protection measures could be significant.

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

We conduct our business throughout the world in multiple locations. Our corporate structure also spans multiple jurisdictions, with our parent holding company incorporated in the British Virgin Islands and intermediate and operating subsidiaries incorporated in China, Hong Kong, India and Brazil, with branch offices in Japan and South Korea. In addition, one of our growth strategies is to further expand our business in Europe and into the United States. As a result, we are exposed to risks typically associated with conducting business internationally, many of which are beyond our control. These risks include, among others:

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

The mobile industry relies on the talents and efforts of highly skilled personnel, and our success depends to a significant extent on our ability to recruit, train, develop, retain and motivate qualified personnel for all areas of our organization. The mobile industry in China has experienced significant levels of employee attrition. Our attrition rates were 18% in 2015, 12% in 2016 and 14% in 2017. We may encounter higher attrition rates in the future, particularly if the mobile industry continues to experience strong growth.

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

As of August 3, 2018, Zhengqi International Holding Limited, Intel Capital Corporation, Norwest Venture Partners X, L.P., Asset Horizon International Limited, Keytone Ventures L.P., and GSR Ventures II and affiliates, beneficially own approximately 11.0%, 12.8%, 11.3%, 11.1% 10.2%, and 8.8% respectively, of our outstanding ordinary shares. These major shareholders have significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and schemes of arrangement, election and removal of directors and other significant corporate actions. They may not act in our best interests or our minority shareholders’ interests. In addition, without the consent of these major shareholders, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our ordinary shares. These actions may be taken even if they are opposed by our other shareholders.

In the course of preparing our consolidated financial statements, we identified material weaknesses, significant deficiencies and other deficiencies in our internal controls over financial reporting.

Prior to our acquisition of Borqs International by way of merger, Borqs International was a private company with limited accounting personnel and other resources with which to address our internal controls and procedures for financial reporting. As of December 31, 2017, we identified a material weakness in our internal controls over financial reporting, and are in the process of implementing remedial steps to improve our internal controls over financial reporting. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal control over financial reporting. Moreover, effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important to help prevent fraud. If we fail to maintain effective internal control over financial reporting, investors could lose confidence in the reliability of our financial statements, which could harm our business and the trading price of our ordinary shares. For instance, on September 25, 2017, we received a letter from Zhengqi International Holding Limited (“Zhengqi”), which stated that Zhengqi believed the Company had supplied to it material untrue and falsified financial statement information. Zhengqi also alleged it was damaged by the alleged untrue and falsified financial statement information. We concluded that the allegations by Zhengqi were unfounded, and responded on October 9, 2017, seeking additional information. Zhengqi has not responded to our inquiry. In addition, we anticipate that we will incur considerable costs and devote significant management time and efforts and other resources to our efforts to maintain effective internal control over financial reporting.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting. Our internal controls over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.

We identified two material weaknesses in internal controls over financial reporting during our preparation of the financial statements for the fiscal year ended December 31, 2016: (i) an insufficient number of financial reporting personnel with an appropriate level of knowledge and experience in U.S. GAAP and SEC reporting requirements and financial reporting programs; and (ii) insufficient controls to ensure that appropriate accruals are made for expenses. Since then, the Company has undertaken or is in the process of undertaking certain remedial steps to improve its internal controls over financial reporting.

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

If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results or prevent fraud, and investor confidence and the market price of our ordinary shares may be adversely impacted.

We are required to evaluate the effectiveness of disclosure controls and procedures and internal controls over financial reporting. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal controls over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal controls over financial reporting that we will eventually be required to include in our periodic reports that will be filed with the SEC. As described elsewhere in our Annual Report on Form 10-K for the year ended December 31, 2017, we have identified a material weakness in our internal controls over financial reporting. If we fail to timely achieve and maintain the adequacy of our internal controls, we may not be able to conclude that we have effective internal controls over financial reporting. Additionally, such weaknesses in internal controls has adversely affected our disclosure controls and procedures, and as of December 31, 2017, such disclosure controls and procedures were ineffective. Ineffective disclosure controls and procedures and internal controls over financial reporting could also cause material misstatements in our financial statements and investors to lose confidence in our reported financial and other information, which could have a negative effect on the trading price of our ordinary shares.

Our independent registered public accounting firm is not required to attest to and report on the effectiveness of our internal controls over financial reporting until after we are no longer an emerging growth company. At that time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal controls over financial reporting is documented, designed, or operating. Failing to maintain effective disclosure controls and internal controls over financial reporting could have a material and adverse effect on our business and operating results and could cause a decline in the price of our ordinary shares. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Stock Market.

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

We may, from time to time, be involved in future litigation in which substantial monetary damages are sought.

We may from time to time be involved in future litigation in which substantial monetary damages are sought. Litigation claims may relate to intellectual property, contracts, employment, securities and other matters arising out of the conduct of our current and past business activities. For instance, we are currently in arbitration with Samsung Electronics Co., Ltd. (“Samsung”) to resolve a dispute regarding royalties payable to us under a software license agreement we had with Samsung. Samsung alleges that, for the period starting the fourth quarter of 2010 through mid-2012, we were overpaid royalties in the amount of approximately $1.67 million due to a clerical error in their accounting department that enabled us to receive royalties on sales of Samsung handsets that did not contain our software. Samsung is seeking repayment of the $1.67 million plus accrued interest of 12% per annum and as well as reimbursements of reasonable fees including attorney fees and arbitration costs. After arbitration hearings that were held in May 2018, the parties are awaiting a ruling from the arbitrator on Samsung’s claim and the result is unpredictable. Any claims, whether with or without merit, could be time consuming, expensive to defend and could divert management’s attention and resources. We may maintain insurance against some, but not all, of these potential claims, and the levels of insurance we do maintain may not be adequate to fully cover any and all losses. Nonetheless, the results of any future litigation or claims are inherently unpredictable, and such outcomes could have a material adverse effect on our results of operations, cash from operating activities or financial condition.

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

On March 8, 2018, the President exercised his authority to issue the imposition of significant tariffs on imports of steel and aluminum from a number of countries, including the PRC. Subsequently, the USTR announced an initial proposed list of 1,300 goods imported from the PRC that could be subject to additional tariffs and initiated a dispute with the World Trade Organization against the PRC for alleged unfair trade practices. The President has indicated that his two primary concerns to be addressed by the PRC are (i) a mandatory $100 billion reduction in the PRC/U.S. trade deficit and (ii) limiting the planned $300 billion PRC government support for advanced technology industries including artificial intelligence, semiconductors, electric cars and commercial aircraft. On June 15, 2018, the President announced that the U.S. would go ahead with tariffs on $50 billion worth of Chinese goods, including agriculture and industrial machinery, which prompted the PRC government to consider imposing tariffs on $50 billion worth of goods from the U.S., including beef, poultry, tobacco and cars. In response to the PRC’s proposed retaliatory measures, the President announced on June 19, 2018 that the U.S. would compile a list of $200 billion in China goods for levies should the PRC move forward with their proposed tariffs. On August 7, 2018, the U.S. announced a tariff of 25% on approximately $16 billion worth of mostly industrial goods from China, including tractors, plastic tubes and antennas, which will take effect on August 23, 2018. In response, on August 8, 2018, China announced a 25% tariff on $16 billion worth of US goods, including large passenger cars, motorcycles, chemical items and diesel fuel, which will also go into effect on August 23, 2018.

In addition to the proposed retaliatory tariffs, the President has also directed the U.S. Secretary of the Treasury to develop new restrictions on PRC investments in the U.S. aimed at preventing PRC-controlled companies and funds from acquiring U.S. firms with sensitive technologies. Congress is currently considering new legislation, the Foreign Investment Risk Review Modernization Act, to modernize the restrictive powers imposed by the Committee on Foreign Investment in the United States.

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

The Ministry of Commerce, or the MOFCOM, published a discussion draft of the proposed Foreign Investment Law in January 2015 aiming to, upon its enactment, replace the trio of existing laws regulating foreign investment in China, namely, the Sino-foreign Equity Joint Venture Enterprise Law, the Sino-foreign Cooperative Joint Venture Enterprise Law and the Wholly Foreign-invested Enterprise Law, together with their implementation rules and ancillary regulations. The draft Foreign Investment Law embodies an expected PRC regulatory trend to rationalize its foreign investment regulatory regime in line with prevailing international practice and the legislative efforts to unify the corporate legal requirements for both foreign and domestic investments. A draft Foreign Investment Law drafted by the MOFCOM and the National Development and Reform Commission, or the NDRC, has been included in the list of draft laws submitted to the Standing Committee of the National People’s Congress for deliberation under the 2018 Legislation Plan of the State Council. However, it is uncertain when the draft would be signed into law and whether the draft version submitted for deliberation or the final version would have any substantial changes from the draft version published by the MOFCOM. The draft Foreign Investment Law, if enacted as proposed, may materially impact the viability of our current corporate structure, corporate governance and business operations in many aspects.

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

Our independent registered public accounting firm is not inspected by the Public Company Accounting Oversight Board and, as such, you are deprived of the benefits of such inspection.

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

If our independent registered public accounting firm was denied, even temporarily, the ability to practice before the SEC and we were unable to timely find another registered public accounting firm to audit and issue an opinion on our financial statements, our financial statements could be determined not to be in compliance with the requirements of the Exchange Act. Such a determination could ultimately lead to the delay or abandonment of our capital raising, delisting of our ordinary shares from The Nasdaq Stock Market or deregistration from the SEC, which would substantially reduce or effectively terminate the trading of our ordinary shares in the U.S.

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

Due to our contemplated acquisition of a controlling position of Shanghai KADI Technologies Co., Ltd (“KADI”), our future prospects are highly dependent upon the timing and pace of consumer adoption of alternative fuel vehicles in general and electric vehicles in particular. The market for alternative fuel vehicles is relatively new and rapidly evolving, characterized by rapidly changing technologies, price and product competition, newly-emerging competitors, evolving government regulation and industry standards, frequent new vehicle announcements and changing consumer demands and behaviors. If the market for electric vehicles in China does not develop as we expect or develops more slowly than we expect, our business, prospects, financial condition and operating results will be harmed.

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

The subsidy support polices effective as of April 22, 2015 and the newly announced government subsidy support policies available in the PRC effective as of January 1, 2017, call for a 20% of reduction in central government subsidies per car in 2017 from the 2016 level, and a 20% of reduction in the subsidies for purchasers of certain new energy vehicles (except for fuel cell vehicles) in 2019 and 2020 as compared to 2017 subsidies and the total local government subsidy match to be not more than 50% of the total central government subsidies per car. The reduction of subsidies from both the central government and local governments will inevitably increase the costs to the consumers, which may cause temporary pressure for the EV market. The change in subsidy payment methods in 2017 from paid in advance to paid post-sale and any further delay in releasing subsidy payments for the EVs manufactured and sold in the prior years might also cause the adverse effects on the EV market.

Any of the above factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors presently not known to us or that we currently deem immaterial may also impair our business or results of operations. Although the production and sales of finished electric vehicles is subject to certain restriction, we are not aware of any PRC regulations or proposed regulations that will specifically restrict or limit the electric vehicle component business currently conducted by KADI from foreign participation. As a result, we do not currently expect our pending ownership of KADI, or KADI’s relationships within the electric vehicle industry, to be adversely affected by our foreign ownership structure.

Risks Related to Our Recent Transactions

Our proposed acquisition of KADI may not be completed or may be delayed if we cannot obtain sufficient capital to fund the acquisition.

We have entered into a letter of intent to acquire a 60% equity interest in KADI, a Chinese company that develops software and hardware solutions for electric vehicle control modules, such as charging, battery management and vehicle controls. We have not yet finalized a definitive agreement to complete this acquisition, but we have made four scheduled cash advances to KADI totaling $600,000 which will be deducted from our initial cash payments to KADI under the definitive agreement being negotiated. We intend to use a portion of the proceeds from our equity financing to support the funding of the KADI acquisition. If we fail to raise enough funds to fund the acquisition, we may need to find alternative funding sources, or else we will not be able to consummate the acquisition of KADI. If the acquisition is not consummated within nine months after signing of the letter of intent, the advance payments will be converted into shares representing five percent of the outstanding capital stock of KADI. There are no termination fees or penalties under the letter of intent.

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

Even if we complete the acquisition of KADI, we may be unsuccessful at integrating the KADI business.

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

We have agreed to repurchase 966,136 of our ordinary shares from one of our largest shareholders, Zhengqi, at the original purchase price and for an aggregate amount of $10.05 million. The repurchase transaction has not yet completed, and although the purchase price for the transaction has been remitted, the 966,136 repurchase shares currently remain outstanding. This repurchase will limit our available cash and may adversely affect our ability to carry out our operations normally due to this reduction in working capital.

We have been working with Zhengqi to satisfy certain conditions and make necessary arrangements before completing the repurchase, including submitting the shares to the transfer agent for cancellation. We obtained the consent of our existing lenders with respect to the repurchase and anticipate closing the transaction in 2018. As of August 3, 2018, the 1,278,776 escrowed shares were forfeited and released from escrow, of which 51,151 shares were placed in the indemnity escrow account established in connection with our acquisition of Borqs International and 1,227,625 shares were distributed to the former Borqs International shareholders in proportion to their ownership prior to the completion of the business combination on August 18, 2017. The return and cancellation of the 966,136 shares remain in process.

Our repurchase of shares from Zhengqi may trigger litigation by other shareholders.

Our agreement to repurchase shares from Zhengqi was not extended to all investors who purchased shares in the August 2017 private placement. Since we are repurchasing those shares at a premium to current market prices, other purchasers may seek similar treatment. In addition, a minority of our shareholders will not benefit from the return of 1,227,625 escrowed earnout shares to the former Borqs International shareholders on August 3, 2018. Those minority shareholders will receive no direct benefit of proposed repurchase and return, and there is no assurance that those minority holders will not make claims against us. Any such litigation brought by such minority shareholders could be time-consuming and costly, and could materially adversely affect our financial condition and results of operations.

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

As previously disclosed on a Current Report on Form 8-K filed on August 24, 2017, on August 18, 2017, the Company completed the acquisition of Borqs International in an all-stock transaction. The Company issued 25,913,950 of its ordinary shares, representing approximately $269.5 million in consideration, of which 5,038,686 ordinary shares were purchased by Zhengqi. The Registrant also sold an additional 1,038,251 shares to Zhengqi and EarlyBirdCapital Inc. (“EBC”), for aggregate consideration of approximately $10.8 million. In addition, the Registrant issued 417,166 assumed warrants to purchase ordinary shares with an exercise price of $5.36 per share. Of the shares issued to Zhengqi and EBC, 2,352,285 ordinary shares were placed in escrow, subject to the achievement of certain performance targets by June 30, 2018, with four percent of these shares deposited in escrow to support indemnification obligations under that certain merger agreement by and among the Company, Borqs International, Zhengqi and other parties thereto.

In connection with the Company’s repurchase of 966,136 of its ordinary shares from Zhengqi, as of August 3, 2018, 1,278,776 of the escrowed shares were forfeited by Zhengqi, of which 51,151 shares were placed in the indemnity escrow account, and 1,227,625 shares were distributed to the former Borqs International shareholders based on their respective proportionate interests in the merger consideration. Additionally, since the Company did not expect to have achieved the required performance targets by June 30, 2018, on August 3, 2018, 1,073,509 escrowed shares were released to Zhengqi and EBC.

As previously disclosed on a Current Report on Form 8-K filed on August 24, 2017, the Company authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase its ordinary shares at a price not higher than $10.40 per share, up to an aggregate repurchase price of $6 million. No purchases were made by or on behalf of the Company or affiliated purchasers as defined in Regulation S-K under the Share Purchase Program during the three months ended June 30, 2018.

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

BORQS TECHNOLOGIES, INC.

Date: August 14, 2018	By:	/s/ Anthony K. Chan
	Name:	Anthony K. Chan
	Title:	Chief Financial Officer

