Form 10-Q
period 2018-09-30
Borqs Technologies, Inc.
filed 2018-11-19
CIK 1650575

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Date File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 16, 2018, there were 31,307,522 shares issued and 31,303,350 shares outstanding, no par value, of the Company’s ordinary shares.

i

PART I - FINANCIAL INFORMATION

BORQS TECHNOLOGIES, INC.

INDEX TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Financial Statements for the Nine Months Ended September 30, 2017 and 2018

Unaudited Condensed Consolidated Balance Sheets as of December 31, 2017 and September 30, 2018	2 – 5

Unaudited Condensed Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2017 and 2018	6

Unaudited Condensed Consolidated Statements of Comprehensive Loss for the Three Months and Nine Months Ended September 30, 2017 and 2018	7

Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2018	8

Notes to the Unaudited Condensed Consolidated Financial Statements	9 – 22

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US dollars (“US$”))

		As of December 31,	As of September 30,
	Note	2017	2018
		US$	US$
			(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents		13,060	1,330
Restricted cash		3,459	706
Accounts receivable		65,720	29,887
Receivable from Mobile Virtual Network
Operator (“MVNO”) franchisees		3,514	3,310
Inventories		17,031	10,975
Deferred cost of revenues		507	1,361
Prepaid expenses and other current assets	(3)	16,240	35,157

Total current assets		119,531	82,726

Non-current assets:
Property and equipment, net	(4)	1,362	1,008
Intangible assets, net	(5)	20,004	20,373
Goodwill	(6)	736	699
Long-term investment	(7)	-	11,662
Deferred tax assets		1,463	1,146
Deferred cost of revenues		2,642	4,610
Other non-current assets		2,994	5,580

Total non-current assets		29,201	45,078

Total assets		148,732	127,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US$)

		As of December 31,	As of September 30,
	Note	2017	2018
		US$	US$
			(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable (including accounts payable of the Consolidated VIEs without recourse to the primary beneficiary of US$4,143 and US$2,650 as of December 31, 2017 and September 30, 2018, respectively)		49,690	11,988
Accrued expenses and other payables (including accrued expenses and other payables of the Consolidated VIEs without recourse to the primary beneficiary of US$4,038 and US$5,088 as of December 31, 2017 and September 30, 2018, respectively)	(9)	12,163	18,475
Advances from customers (including advances from customers of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and September 30, 2018, respectively)		3,623	5,877
Deferred revenues (including deferred revenues of the Consolidated VIEs without recourse to the primary beneficiary of US$5,904 and US$3,112 as of December 31, 2017 and September 30, 2018, respectively)		7,960	5,853
Income tax payable (including income tax payable of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and September 30, 2018, respectively)		1,232	645
Short-term bank and other borrowings (including short-term bank borrowings of the Consolidated VIEs without recourse to the primary beneficiary of nil and US$36 as of December 31, 2017 and September 30, 2018, respectively)	(8)	12,648	11,490
Long-term bank borrowings - current portion (including long-term bank borrowings - current portion of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and September 30, 2018, respectively)	(8)	5,432	5,659

Total current liabilities		92,748	59,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US$)

		As of December 31,	As of September 30,
	Note	2017	2018
		US$	US$
			(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Non-current liabilities:
Unrecognized tax benefits (including unrecognized tax benefits of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and September 30, 2018, respectively)	(13)	2,121	3,168
Deferred tax liabilities (including deferred tax liabilities of the Consolidated VIEs without recourse to the primary beneficiary of US$1,500 and US$1,324 as of December 31, 2017 and September 30, 2018, respectively)	(13)	3,555	3,970
Deferred revenues (including deferred revenues of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and September 30, 2018, respectively)		1,346	3,940
Long-term payable (including long-term payable of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and September 30, 2018, respectively)	(7)	-	5,563
Deferred government grants (including deferred government grants of the Consolidated VIEs without recourse to the primary beneficiary of nil and nil as of December 31, 2017 and September 30, 2018, respectively)	(10)	1,957	1,859

Total non-current liabilities		8,979	18,500

Total liabilities		101,727	78,487

Commitments and contingencies	(16)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)

(Amounts in thousands of US$, except for number of shares and per share data)

		As of December 31,	As of September 30,
	Note	2017	2018
		US$	US$
			(Unaudited)
LIABILITIES AND SHAREHOLDERS’ EQUITY
Shareholders’ equity:
Ordinary shares (no par value; unlimited shares authorized; 30,804,635 and 31,307,522 shares issued; 30,804,635 and 31,303,350 shares outstanding as of December 31, 2017 and September 30, 2018, respectively)		-	-
Additional paid-in capital		120,642	124,679
Statutory reserve		1,898	2,233
Accumulated deficit		(74,231)	(74,067)
Accumulated other comprehensive loss	(11)	(507)	(3,319)

Total Borqs Technologies, Inc. shareholders’ equity		47,802	49,526

Non-controlling interest		(797)	(209)

Total shareholders’ equity		47,005	49,317

Total liabilities and shareholders’ equity		148,732	127,804

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Amounts in thousands of US$, except for number of shares and per share data)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2017	2018	2017	2018
		US$	US$	US$	US$
Net Revenues:
Software		1,890	1,683	8,473	5,563
Hardware		34,679	20,640	67,480	115,776
MVNO		7,287	5,438	20,206	20,167
Others		463	531	1,499	1,381

Total net revenues		44,319	28,292	97,658	142,887

Software		(1,463)	(578)	(5,405)	(2,015)
Hardware		(29,719)	(20,478)	(58,965)	(106,412)
MVNO		(5,228)	(3,166)	(15,048)	(13,474)
Others		(191)	(228)	(679)	(579)

Total cost of revenues		(36,601)	(24,450)	(80,097)	(122,480)

Total gross profit		7,718	3,842	17,561	20,407

Operating expenses:
Sales and marketing expenses		(3,257)	(2,013)	(6,242)	(5,360)
General and administrative expenses		(12,054)	(1,794)	(16,211)	(7,150)
Research and development expenses		(3,854)	(908)	(5,330)	(3,249)
Changes in the fair value of warrant liabilities		(39)	-	(200)	-

Total operating expenses		(19,204)	(4,715)	(27,983)	(15,759)

Other operating income		3	-	270	-

Operating (loss) income		(11,483)	(873)	(10,152)	4,648

Interest income		2	2	12	10
Interest expense		(378)	(991)	(1,521)	(2,353)
Other income		222	9	576	62
Other expense		184	(2)	(92)	(49)
Foreign exchange (loss) gain		(54)	41	(387)	300

(Loss) profit before income taxes		(11,507)	(1,814)	(11,564)	2,618

Income tax expense	(13)	(58)	(396)	(948)	(1,433)

Net (loss) income		(11,565)	(2,210)	(12,512)	1,185

Less: net income attributable to non-controlling interests		250	298	369	664

Net (loss) income attributable to Borqs Technologies, Inc.		(11,815)	(2,508)	(12,881)	521
Add:
Accretion to redemption value of convertible redeemable preferred shares		(6,508)	-	(6,956)	-

Net (loss) income attributable to ordinary shareholders		(18,323)	(2,508)	(19,837)	521

(Loss) earnings per share:
Basic		(1.21)	(0.09)	(2.50)	0.02
Diluted		(1.21)	(0.09)	(2.50)	0.02
Number of ordinary shares used in (loss) earnings per share computation:
Basic		15,192,929	27,692,298	7,944,290	26,977,250
Diluted		15,192,929	27,692,298	7,944,290	27,700,203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Amounts in thousands of US$)

		Three Months Ended September 30,		Nine Months Ended September 30,
	Note	2017	2018	2017	2018
		US$	US$	US$	US$
Net (loss) income		(11,565)	(2,210)	(12,512)	1,185
Other comprehensive income (loss), net of tax of nil:
Foreign currency translation adjustments, net of tax of nil		597	(1,901)	1,448	(2,888)
Other comprehensive income (loss), net of tax of nil	(11)	597	(1,901)	1,448	(2,888)
Comprehensive loss		(10,968)	(4,111)	(11,064)	(1,703)
Less: comprehensive income attributable to non-controlling interest		250	222	369	588
Comprehensive loss attributable to Borqs Technologies, Inc.		(11,218)	(4,333)	(11,433)	(2,291)

The accompanying notes are an integral part of these unaudited consolidated financial statement.

BORQS TECHNOLOGIES, INC.

UNAUDITED CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Amounts in thousands of US$)

	Nine Months Ended September 30,
	2017	2018
	US$	US$

CASH FLOWS FROM OPERATING ACTIVITIES

Net cash (used in) generated from operating activities	(9,944)	5,973

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(326)	(156)
Purchases of intangible assets	(6,521)	(5,810)
Receipts of a loan to a third party	371	1,469

Net cash used in investing activities	(6,476)	(4,497)

CASH FLOWS FROM FINANCING ACTIVITIES
Prepayment for repurchase of ordinary shares	-	(10,070)
Cash received from the Merger	18,034	-
Proceeds from ordinary shares	62	-
Proceeds from Series E convertible redeemable preferred shares	9,000	-
Proceeds from Series E-1 convertible preferred shares	8	-
Payment of Series E convertible redeemable preferred shares issuance costs	(312)	-
Proceeds from short-term bank and other borrowings	5388	1,498
Repayments of short-term bank and other borrowings	(4,005)	(2,477)
Proceeds from long-term bank borrowings	2,000	2,955
Repayments of long-term bank borrowings	(1,881)	(3,000)
Net cash generated from (used in) financing activities	28,294	(11,094)

Effect of foreign exchange rate changes on cash and cash equivalents	494	(2,112)

Net increase (decrease) in cash and cash equivalents	12,368	(11,730)
Cash and cash equivalents at beginning of period	3,610	13,060

Cash and cash equivalents at end of period	15,978	1,330

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission, regarding financial reporting, and include all normal and recurring adjustments that management of the Group considers necessary for a fair presentation of its financial position and operation results. Certain information and footnote disclosures normally included in financial statements prepared in conformity with US GAAP have been condensed or omitted pursuant to such rules and regulations. Accordingly, these statements should be read in conjunction with the Group’s consolidated financial statements as of and for the three years in the periods ended December 31, 2017.

(b)	Liquidity

As of December 31, 2017 and September 30, 2018, the Group had cash and cash equivalents of US$13,100 and US$1,300, respectively. As of September 30, 2018, the Group has accumulated deficit of US$74,100 and net cash outflows of US$11,700 for the nine months then ended. In addition, as disclosed in Note 8, the Group has certain bank and other borrowings in default or already due. These conditions raise substantial doubt about the Group’s ability to continue as a going concern and therefore, the Group is exposed to liquidity risk as it may not have sufficient working capital to meet its commitments and business needs.

Based on the cash flow forecast, management believes that the Group’s cash and cash equivalents at September 30, 2018 should be sufficient to meet its anticipated needs for working capital and capital expenditures for the next twelve months from the date of issuance of the unaudited condensed consolidated financial statements. The cash flow forecast includes a number of assumptions, including the collection of all accounts receivables currently due and execution of the business plan, obtaining equity and/or debt financing to ensure adequate funding to execute its business plan, and reduction of direct costs, such as sales and marketing, general and administrative, research and development, and other measures, as necessary. As a result, management prepared the unaudited condensed consolidated financial statements assuming the Group will continue as a going concern. However, there is no assurance that the measures above can be achieved as planned. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

(c)	Long-term investment

The Group’s long-term investment represents cost method investment purchased during the nine months period ended September 30, 2018.

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

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(Amounts in thousands of US$, unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Recent accounting pronouncements

The Group is an emerging growth company (“EGC’’) as defined by the Jumpstart Our Business Startups Act (“JOBS Act’’). The JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. This allows an EGC to delay adoption of certain accounting standards until those standards would otherwise apply to private companies. The Group elected to take advantage of the extended transition period. However, this election will not apply should the Group cease to be classified as an EGC.

In May 2014, the Financial Accounting Standards Board (“FASB’’) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements in ASC 605, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which defers the effective date of ASU 2014-09 by one year. As a result, ASU 2014-09 is effective for the Group for annual reporting periods beginning January 1, 2019 and interim periods within annual periods beginning January 1, 2020. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers—Principal versus Agent Considerations, which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers—Identifying Performance Obligations and Licensing, which clarify guidance related to identifying performance obligations and licensing implementation guidance contained in ASU 2014-09. In May 2016, the FASB issued ASU 2016-12, Revenue from Contracts with Customers— Narrow-Scope Improvements and Practical Expedients, which addresses narrow-scope improvements to the guidance on collectability, non-cash consideration, and completed contracts at transition and provides practical expedients for contract modifications at transition and an accounting policy election related to the presentation of sales taxes and other similar taxes collected from customers. The effective dates for these amendments are the same as the effective date of ASU No 2014-09. Early adoption is permitted, and the standard permits the use of either the retrospective or cumulative effect transition method. The Group did not early adopt the standard and amendments. The Group developed an adoption plan and according to its plan, management has been analyzing the accounting for its revenue streams using sample contracts for standard and non-standard terms for these standard. According to the plan, the Group is in the process of evaluating the impact of adoption of the standard, including the selection of the adoption method, the identification of differences, if any, from the application of the standard, and the impact of such differences, if any, on its consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments. ASU 2016-01 requires equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. An entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. ASU 2016-01 also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. ASU 2016-01 is effective for the Group beginning January 1, 2019 with interim periods within annual periods beginning January 1, 2020. Early adoption is permitted no earlier than the fiscal year beginning January 1, 2018 including interim periods within that year. The Group does not plan to early adopt ASU 2016-01 and it is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which specifies the accounting for leases. For operating leases, ASU 2016-02 requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. ASU 2016-02 is effective for the Group for annual reporting periods beginning January 1, 2020 and interim periods within annual periods beginning January 1, 2021. Early adoption is permitted. The Group does not plan to early adopt ASU 2016-02 and it is currently evaluating the impact of adopting the standard on its consolidated financial statements.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(Amounts in thousands of US$, unless otherwise stated)

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(d)	Recent accounting pronouncements (Continued)

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. The standard will replace “incurred loss” approach with an “expected loss” model for instruments measured at amortized cost. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. The standard is effective for public business entities for annual periods beginning after December 15, 2019, and interim periods therein, and annual reporting periods beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2021 for all other entities. Early adoption is permitted. The Group does not plan to early adopt ASU No. 2016-13 and it is evaluating the effect that this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues: Debt prepayment or debt extinguishment costs; settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies (COLIs) (including bank-owned life insurance policies (BOLIs)); distributions received from equity method investees; beneficial interests in securitization transactions; and separately identifiable cash flows and application of the predominance principle. In November 2016, the FASB issued ASU 2016-18, Statements of Cash Flow (Topic 230): Restricted Cash, which requires that a statement of cash flows explain the change during the period in the total cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amount shown on the statement of cash flows. ASU 2016-15 and ASU 2016-18 are effective for the Group for annual reporting periods beginning January 1, 2019 and interim periods within annual periods beginning January 1, 2020. Early adoption is permitted. The Group does not plan to early adopt ASU 2016-15 and ASU 2016-18 and it is evaluating the impacts that these standards will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. ASU 2017-01 clarifies the framework for determining whether an integrated set of assets and activities meets the definition of a business. The revised framework establishes a screen for determining whether an integrated set of assets and activities is a business and narrows the definition of a business, which is expected to result in fewer transactions being accounted for as business combinations. Acquisitions of integrated sets of assets and activities that do not meet the definition of a business are accounted for as asset acquisitions. ASU 2017-01 is effective for the Group for annual reporting periods beginning January 1, 2020 and interim periods within annual periods beginning January 1, 2021, with early adoption permitted for transactions that have not been reported in previously issued (or available to be issued) financial statements. The Group does not plan to early adopt ASU 2017-01 and does not expect the impact that this standard will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge. Instead, entities will record an impairment charge based on the excess of a reporting unit’s carrying amount over its fair value. This standard is effective for public business entities for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2020. Early adoption is permitted. The Group does not plan to early adopt ASU 2017-04 and it is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The update eliminates, modifies, and adds certain disclosure requirements for fair value measurements. This update is effective in fiscal years, including interim periods, beginning after December 15, 2019, and early adoption is permitted. The added disclosure requirements and the modified disclosure on the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented. All other changes to disclosure requirements in this update should be applied retrospectively to all periods presented upon their effective date. The Company is currently evaluating the impact on its consolidated financial statements of adopting this guidance.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(Amounts in thousands of US$, unless otherwise stated)

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other current assets consisted of the following:

	As of December 31,	As of September 30,
	2017	2018
	US$	US$

Staff advances	312	297
Prepayment for share repurchase (i)	-	10,086
Prepayment for products	1,008	3,488
Advance to OEM	3,662	16,463
Rental and other deposits	1,203	1,052
VAT recoverable	2,189	2,216
Loan to third parties	1,469	-
Receivable from an agent	6,318	1,398
Others	79	157

	16,240	35,157

(i)	On January 10, 2018, the Company entered into a stock repurchase agreement (“Stock Repurchase Agreement”) with Zhengqi International Holding Limited (“Zhengqi”), an existing shareholder, pursuant to which the Company agreed to repurchase 966,136 ordinary shares from Zhengqi at an aggregate purchase price of US$10,000. The US$10,000 share repurchase consideration was transferred to Zhengqi in January 2018 and recorded as a prepayment as of September 30, 2018. The repurchase is expected to be completed in 2018.

4.	PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following:

	As of December 31,	As of September 30,
	2017	2018
	US$	US$
At cost:
Leasehold improvements	933	886
Computer and network equipment	6,458	6,166
Office equipment	918	900
Motor vehicles	233	247
	8,542	8,199
Less: accumulated depreciation	(7,180)	(7,191)

	1,362	1,008

Depreciation expense of US$560 and US$307 for the nine months ended September 30, 2017 and 2018, respectively, were included in the following captions:

	Nine Months Ended September 30,
	2017	2018
	US$	US$

Cost of revenues	169	138
Sales and marketing expenses	21	11
General and administrative expenses	182	45
Research and development expenses	188	113

	560	307

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(Amounts in thousands of US$, unless otherwise stated)

5.	INTANGIBLE ASSETS, NET

The following table presents the Group’s intangible assets as of the respective balance sheet dates:

	Software	Capitalized software development costs	License	Total
	US$	US$	US$	US$

Balance as of January 1, 2017	2,294	6,874	6,330	15,498
Additions	109	6,412	-	6,521
Amortization expense	(40)	(2,063)	(661)	(2,764)
Foreign currency translation difference	102	192	286	580

Balance as of September 30, 2017	2,465	11,415	5,955	19,835

Balance as of January 1, 2018	2,529	11,600	5,875	20,004
Additions	890	4,920	-	5,810
Amortization expense	(176)	(3,851)	(681)	(4,708)
Foreign currency translation difference	(126)	(312)	(295)	(733)

Balance as of September 30, 2018	3,117	12,357	4,899	20,373

The intangible assets are amortized using the straight-line method, which is the Group’s best estimate of how these assets will be economically consumed over their respective estimated useful lives of 3-10 years. Amortization expense was US$2,764 and US$4,708 for the nine months ended September 30, 2017 and 2018, respectively.

6.	GOODWILL

The changes in the carrying amount of goodwill were as follows:

	As of December 31,	As of September 30,
	2017	2018
	US$	US$

Balance at beginning of the period	693	736
Foreign currency translation difference	43	(37)

Balance at end of the period	736	699

No impairment charge was recorded in any of the nine months ended September 30, 2017 and 2018, respectively.

7.	LONG-TERM INVESTMENT

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

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(Amounts in thousands of US$, unless otherwise stated)

8.	BANK AND OTHER BORROWINGS

Bank and other borrowings are as follows as of the respective balance sheet dates:

	As of December 31,	As of September 30,
	2017	2018
	US$	US$

Short-term bank and other borrowings	12,648	11,490
Long-term bank borrowings, current portion	5,432	5,659

Total borrowings	18,080	17,149

The short-term bank borrowings outstanding as of December 31, 2017 and September 30, 2018 bore a weighted average interest rate of 6.89% and 6.96% per annum, respectively, and were denominated in RMB and US$. These borrowings were obtained from financial institutions and have terms of one year.

Borqs HK entered into a loan facility for working capital purposes with SPD Silicon Valley Bank Co., Ltd. (“SSVB”) on August 31, 2015, as amended, for a revolving loan facility in the maximum amount of US$6,000, with a term loan sublimit of US$1,000, at 3 month LIBOR plus 3.70% with a maturity date of August 31, 2018. Effective on August 31, 2018, Borqs HK entered into agreements with SSVB to extend the maturity date of the loan to February 28, 2019. In connection with the extension, interest rate on the loan increased from 3-month LIBOR plus 3.70% to 1-month LIBOR plus 4%. The loan facility was fully withdrawn as of December 31, 2017 and September 30, 2018. The Company was in breach of the financial covenants under the short-term bank borrowing with an outstanding balance of US$5,991 and was payable on demand as of September 30, 2018.

Borqs Beijing entered into a loan facility for working capital purposes with SSVB on July 20, 2016, as amended, for a revolving loan facility in the maximum amount of RMB 25,000,000 at The People’s Bank of China base interest rate plus 1.65% with a maturity date of August 31, 2018. Effective on August 31, 2018, Borqs Beijing entered into agreements with SSVB to extend the maturity date of the loan to February 28, 2019. In connection with the extension, the facility amount under the loan decreased from RMB 25 million to RMB 18 million, and the interest rate increased from The People’s Bank of China (“PBOC”) base rate plus 1.65% to the PBOC base rate plus 3.65%. The unused loan facility denominated in RMB amounted to US$404 as of December, 31, 2017 and was fully withdrawn as of September 30, 2018. The Company was in breach of the financial covenants under the short-term bank borrowing with an outstanding balance of US$2,606 and was payable on demand as of September 30, 2018.

In addition, on November 28, 2017, the Company entered into a short-term loan agreement with HHMC Microelectronic Co., Limited (“HHMC’) for US$5,000 with an interest rate of 0.04% per day, for working capital and has a term of three months. If the loan is not fully repaid within three months, the interest rate will increase to 0.1% per day. The initial term of the agreement was subsequently extended to May 28, 2018. The Company is currently in discussion with HHMC for another extension. The short-term loan outstanding of HHMC as September 30, 2018 was US$2,477.

The long-term bank borrowings, current portion outstanding as of September 30, 2018 bore a weighted average interest rate of 8% and were denominated in US$. These borrowings were obtained from financial institutions located in the United States, and have terms of three years. As of September 30, 2018, the Company was in breach of the financial covenants under the long-term bank borrowings with an outstanding balance of US$5,659 in total. Therefore, the outstanding balances were payable on demand and reclassified as current liabilities as of September 30, 2018.

Certain bank borrowings as of September 30, 2018 were pledged by account receivable amounted to US$ 29,861.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(Amounts in thousands of US$, unless otherwise stated)

9.	ACCRUED EXPENSES AND OTHER PAYABLES

The components of accrued expenses and other payables are as follows:

	As of December 31,	As of September 30,
	2017	2018
	US$	US$

Payroll and welfare payable	2,030	3,128
Payable for long-term investment (Note 7)	-	3,426
VAT, and other taxes payable	2,473	2,241
Payables for office supply and utilities	711	855
Payables for purchase of property and equipment	52	49
Professional service fees	3,161	3,203
Deposits from agents	3,509	4,082
Provisions for litigations	-	1,000
Others	227	491
	12,163	18,475

10.	DEFERRED GOVERNMENT GRANTS

The government grants received are required to be used in construction of property and equipment. These grants are initially deferred and subsequently recognized in the statement of operations over the life of the related assets as other operating income.

	Nine Months Ended September 30,
	2017	2018
	US$	US$

Balance at beginning of the period	2,108	1,957
Recognized as other operating income	(270)	-
Foreign currency translation difference	89	(98)
Balance at ending of the period	1,927	1,859

11.	ACCUMULATED OTHER COMPREHENSIVE LOSS

The changes in accumulated other comprehensive loss, net of tax of nil, are as follows:

	Foreign currency translation	Total
	US$	US$
Balance as of December 31, 2016	(2,626)	(2,626)
Current year other comprehensive income	2,119	2,119
Balance as of December 31, 2017	(507)	(507)
Current period other comprehensive loss	(2,812)	(2,812)
Balance as of September 30, 2018	(3,319)	(3,319)

12.	MAINLAND CHINA EMPLOYEE CONTRIBUTION PLAN

As stipulated by the regulations of the PRC, full-time employees of the Company in the PRC participate in a government-mandated multiemployer defined contribution plan organized by municipal and provincial governments. Under the plan, certain pension benefits, medical care, unemployment insurance, employee housing fund and other welfare benefits are provided to employees. The Company is required to make contributions to the plan based on certain percentages of employees’ salaries. The total expenses for the plan were US$1,714 and US$2,188 respectively, for the nine months ended September 30, 2017 and 2018.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(Amounts in thousands of US$, unless otherwise stated)

13.	TAXATION

(Loss) profit before income taxes consists of:

	Nine Months Ended September 30,
	2017	2018
	US$	US$

Non-PRC	(8,763)	(1,859)
PRC	(2,801)	4,477

	(11,564)	2,618

Income tax expenses comprise of:

	Nine Months Ended September 30,
	2017	2018
	US$	US$

Current	(1,026)	(581)
Deferred	78	(852)

	(948)	(1,433)

The reconciliation of tax computed by applying the statutory income tax rate of 25% for the nine months ended September 30, 2017 and 2018 applicable to the PRC operations to income tax expenses is as follows:

	Nine Months Ended September 30,
	2017	2018
	US$	US$

(Loss) profit before income taxes	(11,564)	2,618

Income tax benefit (expenses) computed at the statutory income tax rate at 25%	697	(654)
Non-deductible expenses	(360)	575
Non-taxation income	67	-
Preferential rate	(113)	689
Current and deferred tax rate differences	(241)	(340)
Foreign rate differences	(291)	(573)
Change of valuation allowance	(611)	(16)
Prior year provision to return true up	-	(838)
Interest expenses	(96)	(276)

Income tax expenses	(948)	(1,433)

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(Amounts in thousands of US$, unless otherwise stated)

13.	TAXATION (CONTINUED)

Deferred Taxes

The significant components of deferred taxes are as follows:

	As of December 31,	As of September 30,
	2017	2018
	US$	US$
Deferred tax assets
Inventories provision	229	218
AR provision	-	66
Accrued salary and welfare payable	165	313
Property and equipment	14	14
Tax losses	14,769	14,265
Valuation allowance	(13,714)	(13,730)
Total deferred tax assets	1,463	1,146
Deferred tax liabilities
Intangible assets	2,004	1,710
Deferred cost of revenues	1,551	2,260

Total deferred tax liabilities	3,555	3,970

As of September 30, 2018, the Group had net tax operating losses from its PRC subsidiaries and its Consolidated VIEs, as per filed tax returns, of US$32,420, which will expire from 2018 to 2022. The Group has net tax operating loss from its HK subsidiary of US$17,273, which will not expire.

As of September 30, 2018, the Group intends to permanently reinvest the undistributed earnings from its foreign subsidiaries and the Consolidated VIEs to fund future operations. The amount of unrecognized deferred tax liabilities for temporary differences related to investments in foreign subsidiaries and the Consolidated VIEs is not determined because such a determination is not practicable.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(Amounts in thousands of US$, unless otherwise stated)

13.	TAXATION (CONTINUED)

Unrecognized Tax Benefits

As of December 31, 2017 and September 30, 2018, the Group recorded unrecognized tax benefits of US$4,547 and US$5,401, respectively, of which, US$2,764 and US$3,894, respectively, are presented on a net basis against the deferred tax assets related to tax loss carry forwards on the consolidated balance sheets. The unrecognized tax benefits and its related interests are primarily related to under-reported intercompany profit. The amount of unrecognized tax benefits will change in the next 12 months, pending clarification of current tax law or audit by the tax authorities, however, an estimate of the range of the possible change cannot be made at this time. As of December 31, 2017 and September 30, 2018, unrecognized tax benefits of US$2,043 and US$3,268, if ultimately recognized, will impact the effective tax rate.

A roll-forward of unrecognized tax benefits is as follows:

	Nine Months Ended September 30,
	2017	2018
	US$	US$

Balance at beginning of period	4,053	4,547
Additions based on tax positions related to the current year	358	1,082
Foreign currency translation difference	-	(228)

Balance at end of period	4,411	5,401

In the nine months ended September 30, 2017 and 2018, the Group recorded interest expenses accrued in relation to the unrecognized tax benefits of US$96 and US$276 in income tax expenses, respectively. Accumulated interest expenses recorded by the Group was US$184 and US$614 as of September 30, 2017 and 2018, respectively. As of September 30, 2018, the tax years ended December 31, 2013 through 2018 for the PRC subsidiaries and the VIE remain open for statutory examination by the PRC tax authorities.

14.	RELATED PARTY TRANSACTIONS

(a)	Related parties

Names of related parties	Relationship with the Group
Intel Capital Corporation (“Intel”) and its affiliates	A substantial shareholder of the Group
Qualcomm Global Trading PTE. Ltd (“Qualcomm”) and its affiliates	A substantial shareholder of the Group *
Bluecap Mobile Private Limited	A company controlled by a management of the Company
Cloudminds (Hong Kong) Ltd.	A company controlled by a director of the Company

*	Upon the consummation of the Merger, the entity ceased to be the substantial shareholder of the Group.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(Amounts in thousands of US$, unless otherwise stated)

14.	RELATED PARTY TRANSACTIONS (CONTINUED)

(b)	Other than disclosed elsewhere, the Group had the following significant related party transactions for the nine months ended September 30, 2017 and 2018:

	Nine Months Ended September 30,
	2017	2018
	US$	US$
Software services provided to:
Intel (China) Co., Ltd.	9	-
Intel Asia-Pacific Research and Development Ltd.	79	-
Intel (China) Research Center Co., Ltd.	8	-
Qualcomm India Private Limited	3,967	*
Cloudminds (Hong Kong) Ltd.	-	224

Hardware sold to:
Qualcomm India Private Ltd	12	*

Purchased from:
Qualcomm Incorporated	1544	*
Qualcomm CDMA Technologies Asia Pacific PTE Ltd.	13,283	*
Qualcomm Technologies, Inc.	75	*

Loan from:
Bluecap Mobile Private Limited	-	379

Interest expense from loan from:
Bluecap Mobile Private Limited	-	5

(c)	The Group had the following related party balances as of December 31, 2017 and September 30, 2018:

	As of December 31,	As of September 30,
	2017	2018
	US$	US$
Amounts due to related parties:
Current:
Cloudminds (Hong Kong) Ltd.	-	2,566

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(Amounts in thousands of US$, unless otherwise stated)

15.	(LOSS) EARNINGS PER SHARE

Basic and diluted (loss) earnings per share for each of the nine months presented are calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	US$	US$	US$	US$
Numerator:
Net (loss) income	(11,565)	(2,210)	(12,512)	1,185
Less: net income attributable to noncontrolling interests	250	298	369	664

Net (loss) income attributable to Borqs Technologies, Inc.	(11,815)	(2,508)	(12,881)	521
Accretion to redemption value of Convertible Redeemable Preferred Shares	(6,508)	-	(6,956)	-
Net (loss) income attributable to Borqs Technologies, Inc.’s ordinary shareholders	(18,323)	(2,508)	(19,837)	521

Denominator:

Weighted-average number of ordinary shares outstanding—basic	15,192,929	27,692,298	7,944,290	26,977,250
Weighted-average number of ordinary shares outstanding—diluted	15,192,929	27,692,298	7,944,290	27,700,203

(Loss) earnings per share—Basic:	(1.21)	(0.09)	(2.50)	0.02
(Loss) earnings per share—Diluted:	(1.21)	(0.09)	(2.50)	0.02

For the three months ended September 30, 2017 and 2018 and for the nine months ended September 30, 2017, Convertible Redeemable Preferred Shares and share options, replacement warrants to purchase ordinary shares were anti-dilutive and excluded from the calculation of diluted net loss per share.

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(Amounts in thousands of US$, unless otherwise stated)

16.	COMMITMENTS AND CONTINGENCIES

Operating lease commitments

The Group leases buildings in the PRC and India under non-cancelable operating leases expiring on different dates. For the nine months ended September 30, 2017 and September 30, 2018, total rental expenses for all operating leases amounted to US$1084 and US$1184, respectively.

As of September 30, 2018, the Group has future minimum lease payments under non-cancelable operating leases with initial terms in excess of one year in relation to office buildings consisting of the following:

US$

2018	662
2019	1,991
2020	986
2021	503
2022 and thereafter	405

4,547

Payments under operating leases are expensed on a straight-line basis over the periods of their respective leases.

Income Taxes

As of September 30, 2018, the Group recognized an accrual of US$3,168 for unrecognized tax benefits and its interest (Note 13). The final outcome of the tax uncertainty is dependent upon various matters including tax examinations, interpretation of tax laws or expiration of statutes of limitation. However, due to the uncertainties associated with the status of examinations, including the protocols of finalizing audits by the relevant tax authorities, there is a high degree of uncertainty regarding the future cash outflows associated with these tax uncertainties. As of September 30, 2018, the Group classified the accrual for unrecognized tax benefits as a non-current liability

Arbitration with Samsung Electronics Co., Ltd. (“Samsung”)

The Company is currently in arbitration with Samsung to resolve a dispute regarding royalties payable to the Company under a software license agreement the Company had with Samsung. Samsung alleges that, for the period starting the fourth quarter of 2010 through mid of 2012, the Company was overpaid royalties in the amount of approximately US$1,670 due to a clerical error in their accounting department that enabled the Company to receive royalties on sales of Samsung handsets that did not contain the Company’s software. Samsung is seeking repayment of the US$1,670 plus accrued interest of 12% per annum and as well as reimbursements of reasonable fees including attorney fees and arbitration costs. After arbitration hearings that were held in May 2018, the parties are awaiting a ruling from the arbitrator on Samsung’s claim and the result is unpredictable. As of September 30, 2018, neither the Company’s management nor the legal counsel can reasonably estimate the result and potential financial impact of this pending claim.

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

BORQS TECHNOLOGIES, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(CONTINUED)

(Amounts in thousands of US$, unless otherwise stated)

17.	SEGMENT REPORTING (CONTINUED)

The CODM evaluates performance based on each reporting segment’s net revenue and operating income. The table below provides a summary of the Group’s operating segment results for the three months and the nine months period ended September 30, 2017 and 2018:

Nine Months Ended		Connected	Total
September 30, 2017	Yuantel	Solution	Segments	Eliminations	Consolidated
Net revenue
-External customers	21,705	75,953	97,658	-	97,658
-Inter-segment	-	1,381	1,381	(1,381)	-
Total net revenue	21,705	77,334	99,039	(1,381)	97,658

Operating income (loss)	798	(10,950)	(10,152)	-	(10,152)

Nine Months Ended		Connected	Total
September 30, 2018	Yuantel	Solution	segments	Eliminations	Consolidated
Net revenue
-External customers	21,548	121,339	142,887	-	142,887
-Inter-segment	-	406	406	(406)	-
Total net revenue	21,548	121,745	143,293	(406)	142,887

Operating income	2,243	2,405	4,648	-	4,648

Three Months Ended		Connected	Total
September 30, 2017	Yuantel	Solution	segments	Eliminations	Consolidated
Net revenue
-External customers	7,750	36,569	44,319	-	44,319
-Inter-segment	-	460	460	(460)	-
Total net revenue	7,750	37,029	44,779	(460)	44,319

Operating income (loss)	577	(12,060)	(11,483)	-	(11,483)

Three Months Ended		Connected	Total
September 30, 2018	Yuantel	Solution	segments	Eliminations	Consolidated
Net revenue
-External customers	5,969	22,323	28,292	-	28,292
-Inter-segment	-	(9)	(9)	9	-
Total net revenue	5,969	22,314	28,283	9	28,292

Operating income (loss)	954	(1,827)	(873)	-	(873)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	US$	US$	US$	US$
PRC	3,651	6,890	30,680	25,215
Outside PRC:
United States	953	9,721	4,375	17,017
India	36,635	11,010	40,655	95,822
Rest of the world	3,080	671	21,948	4,833
Total net revenue	44,319	28,292	97,658	142,887

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the” Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For additional information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s other filings with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

The Connected Solutions BU has a global customer base covering core parts of the Android platform value chain, including mobile chipset manufacturers, mobile device OEMs and mobile operators. This BU represented 78.9% and 84.9% of the Company’s net revenues in the three and nine months ended September 30, 2018, respectively, while the MVNO BU represented 21.1% and 15.1% of net revenues for the same periods, respectively. s of September 2018, the Company has collaborated with six mobile chipset manufacturers and 29 mobile device OEMs to commercially launch Android based connected devices in 11 countries, and sales of connected devices with the BorqsWare software platform solutions are embedded in more than 10 million units worldwide.

The Company has dedicated significant resources to research and development, and it has research and development centers in Beijing, China and Bangalore, India. As of September 30, 2018, 365 of 571 full-time employees and contractors were technical professionals dedicated to platform research and development and product specific customization. Technical professionals have diverse backgrounds and experience gained through employment with leading mobile chipset designers and manufacturers, mobile device OEMs, internet content providers and other software and hardware enterprises.

The Company has achieved significant growth in the last year. Although revenues in the quarter ended September 30, 2018 decreased from the quarter ended June 30, 2018 and also decreased as compared to the same period last year, our net revenues for the nine months ended September 30, 2018 increased to $142.9 million from $97.7 million for the comparable period in 2017. The Company recorded a net loss of $2.2 million in the quarter ended September 30, 2018, compared with a net loss of 11.6 million for the same quarter in 2017.

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

The aggregate amount of cash and cash equivalent and restricted cash are not materially affected by currency fluctuations because the majority of our revenues are denominated in U.S. Dollars based on contracts made in Hong Kong and the Cayman Islands. Financings from sales of equity and working capital loans are denominated in U.S. Dollars and executed in Hong Kong and the Cayman Islands, and repayments have been made in U.S. Dollars outside of China, thus not requiring approval from the PRC State Administration of Foreign Exchange. The MVNO business, and small amounts of Connected Solutions BU activities within China, generate revenue in Renminbi. Personnel and personnel-related expenses are primarily paid in Renminbi, and costs of components used in Connected Solutions BU hardware revenues are primarily paid in U.S. Dollars. As of September 30, 2018, we held a total of $1.3 million cash on a consolidated basis.

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

Comparisons for the Three and Nine Months Ended September 30, 2017 to the Three and Nine Months Ended September 30, 2018

GAAP Presentation

	For Three Months Ended September 30,		For Nine Months Ended September 30,
Consolidated Statement of Operations Data:	2017	2018	2017	2018
	(US$ in thousands)		(US$ in thousands)
Net revenues	44,319	28,292	97,658	142,887
Cost of revenues	(36,601)	(24,450)	(80,097)	(122,480)
Gross profit	7,718	3,842	17,561	20,407

Operating expenses	(19,204)	(4,715)	(27,983)	(15,759)
Other operating income	3	-	270	-
Operating (loss) income	(11,483)	(873)	(10,152)	4,648

Other expense	(24)	(941)	(1,412)	(2,030)
(Loss) profit before income taxes	(11,507)	(1,814)	(11,564)	2,618

Income tax expense	(58)	(396)	(948)	(1,433)
Net (loss) income	(11,565)	(2,210)	(12,512)	1,185

Less: net income attribute to noncontrolling interests	250	298	369	664
Net (loss) income attribute to Borqs Technologies, Inc.	(11,815)	(2,508)	(12,881)	521

Accretion to redemption value of convertible redeemable preferred shares	(6,508)	-	(6,956)	-
Net (loss) income attributable to ordinary shareholders	(18,323)	(2,508)	(19,837)	521

We had a net loss of $2.2 million and a net loss of $11.6 million for the three months ended September 30, 2018 and 2017, respectively. We had a net income of $1.2 million and a net loss of $12.5 million for the nine months ended September 30, 2018 and 2017, respectively.

We continued to deliver custom designed connected products for worldwide customers in the third quarter of 2018. Revenue for connected products is recognized when delivery is made; cost incurred in the preparation of such products including testing, certification, and preparation for mass production is deferred to the period when revenue is recognized.

Net Revenues

For the three months ended September 30, 2018, Connected Solutions BU net revenues were $22.3 million and MVNO BU net revenues were $6.0 million, compared to $36.6 million and $7.8 million, respectively, for the same period in 2017. Connected Solutions BU net revenues decreased 39.0% for the three months ended September 30, 2018 from the same period in 2017. MVNO BU net revenues decreased 23.0% for the three months ended September 30, 2018 from the same period in 2017. Total net revenues decreased 36.2% for the third quarter of 2018 from the corresponding period in 2017.

For the nine months ended September 30, 2018, Connected Solution BU net revenues were $121.3 million and MVNO BU net revenues were $21.5 million, compared to $76.0 million and $21.7 million, respectively, for the same period in 2017. This represented an increase in net revenues in the Connected Solutions BU of 59.8% and a decrease in the MVNO BU of 0.7% in the first nine months of 2018 over the same period in 2017. There was an overall increase of 46.3% in net revenues for the Company in the first nine months of 2018 over the same period in 2017.

Revenues from our Connected Solutions BU were recognized at the time of shipment of products. The fluctuation in hardware net revenues was thus due to when timing of product deliveries were evidenced. Such quarterly fluctuations in hardware net revenues may not be indicative of any pattern within this business activity. We do not believe that the reduction in revenues in Q3 2018 was due to seasonality or a significant decline in orders from customers.

	For Three Months Ended Sep 30
	2017	2018
	US$	US$	%
	(US$ in thousands)
Connected Solutions BU	36,569	22,323	-39.0%
MVNO BU	7,750	5,969	-23.0%
Net revenues	44,319	28,292	-36.2%

	For Nine Months Ended Sep 30
	2017	2018
	US$	US$	%
	(US$ in thousands)
Connected Solutions BU	75,953	121,339	59.8%
MVNO BU	21,705	21,548	-0.7%
Net revenues	97,658	142,887	46.3%

Started in the second quarter of 2018, the Company designed and rolled out a new security check and activation system that simplified the sales procedure. Using this new activation system, we were able to overcome the effect of tightened security regulations in China on SIM card activation.

Net Revenues — Connected Solutions BU

The following table sets forth the Connected Solutions BU net revenues, as well as the components of such revenues, for the periods indicated, in absolute amount and as a percentage of total net revenues:

	For Three Months Ended September 30,
	2017		2018
	US$	%	US$	%
	(US$ in thousands)
Software	1,890	5.2%	1,683	7.5%
Hardware	34,679	94.8%	20,640	92.5%
Connected Solutions BU net revenues	36,569	100%	22,323	100%

	For Nine Months Ended September 30,
	2017		2018
	US$	%	US$	%
	(US$ in thousands)
Software	8,473	11.2%	5,563	4.6%
Hardware	67,480	88.8%	115,776	95.4%
Connected Solutions BU net revenues	75,953	100%	121,339	100%

Software

Software net revenues were $1.7 million and $1.9 million for the three months ended September 30, 2018 and 2017, respectively, representing 7.5% and 5.2% of Connected Solutions BU net revenues in those periods. For the nine months ended September 30, 2018 and 2017, software net revenues were $5.6 million and $8.5 million, respectively. Software revenues were design fees and software engineering fees paid by our customers. For some projects, we did not separately charge for software design fees but built the design costs into the price of the products we sold to the customers; and this arrangement resulted in a reduction of software revenues.

Hardware

Hardware net revenues were $20.6 million and $34.7 million for the three months ended September 30, 2018 and 2017, respectively, representing 92.5% and 94.8% of Connected Solutions BU net revenues in those periods. The reason for this reduction and fluctuation was discussed in the previous section on net revenues. For the nine months ended September 30, 2018 and 2017, hardware revenues were $115.8 million and $67.5 million, respectively, representing 95.4% and 88.8% of Connected Solutions BU net revenues in those periods; and the increase is primarily due to an increase in hardware product orders from the emerging markets in Asia.

The fluctuations in hardware net revenues was due to the timing of revenue recognition which occurred when delivery of products was evidenced. Such quarterly fluctuations in hardware net revenues may not be indicative of any pattern within this business activity. We do not believe that the reduction in revenues in Q3 2018 was due to seasonality or a significant decline in orders from customers.

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

Net Revenues — MVNO BU

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2017	2018	2017	2018
	(US$ in thousands)		(US$ in thousands)
MVNO	7,287	5,438	20,206	20,167
Other	463	531	1,499	1,381
MVNO BU net revenues	7,750	5,969	21,705	21,548

Our MVNO business unit includes the provision of mobile voice, text and data services to over six million net subscribers in China, and also some tradition telephony services as well. For the quarter ended September 30, 2018 our MVNO BU net revenues decreased to $6.0 million from $7.8 million of the same quarter in 2017. For the nine months ended September 30, 2018 and 2017, our net revenues were $21.5 million and $21.7 million, respectively.

Starting in the second quarter of 2018, the Company designed and rolled out a new security check and activation system that simplified the sales procedure. Using this new activation system, we were able to overcome the effect of tightened security regulations in China on SIM card activation. We foresee this simplified SIM card activation procedure may overcome the effect of security precautions and result in modest growth of the MVNO BU in future periods.

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

Cost of Revenues

The following table sets forth cost of revenues, both in absolute amount and as a percentage of total cost of revenues, for Connected Solutions BU revenue and MVNO BU revenue:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2017	2018	2017	2018
	(US$ in thousands)		(US$ in thousands)
Connected Solutions BU	31,182	21,056	64,370	108,427
MVNO BU	5,419	3,394	15,727	14,053
Total cost of revenue	36,601	24,450	80,097	122,480

Connected Solutions BU costs of revenues were $21.1 million and $31.2 million for the three months ended September 30, 2018 and 2017, respectively. These decreases were generally in line with the associated revenues. For the nine months ended September 30, 2018 and 2017, Connected Solution BU costs of revenues were $108.4 million and $64.4 million, respectively.

MVNO BU cost of revenues was $3.4 million and $5.4 million for the three months ended September 30, 2018 and 2017, respectively. MVNO BU cost of revenues was generally proportional to MVNO BU revenues.  For the nine months ended September 30, 2018 and 2017, MVNO BU cost of revenues were $14.1 million and $15.7 million, respectively.

Gross Profit and Gross Margin

Our gross profit was $3.8 million and $7.7 million for the three months ended September 30, 2018 and 2017, respectively. The breakdown between the Connected Solutions BU and MVNO BU gross profit and gross margin was as follows:

	For Three Months Ended September 30,
	2017		2018
	US$	%	US$	%
	(Gross Profit in thousands, Gross Margin in %)
Connected Solutions BU	5,387	14.7%	1,267	5.7%
MVNO BU	2,331	30.1%	2,575	43.1%
Total	7,718	17.4%	3,842	13.6%

Connected Solutions BU gross margins were 5.7% and 14.7% for the three months ended September 30, 2018 and 2017, respectively, while MVNO BU gross margins were 43.1% and 30.1% for the three months ended September 30, 2018 and 2017, respectively. For our Connected Solutions BU in the third quarter of 2018, its gross margin decreased because periodic amortization from previously capitalized costs represented a larger proportion of costs of goods during this quarterly period when the volume of product delivery was comparatively less. The MVNO BU gross margin in the quarter ended September 30, 2018 increased due to higher than usual sales of mobile phone numbers with repeating digits (“beauty numbers”). During this period, our MVNO received additional numbers for its customers to select and the availability was from new phone numbers assigned from the incumbent operator and also from the recycling of some previously expired phone numbers.

Our overall gross margin decreased to 13.6% from 17.4% in the third quarter of 2018 from a year ago.

	For Nine Months Ended September 30,
	2017		2018
	US$	%	US$	%
	(Gross Profit in thousands, Gross Margin in %)
Connected Solutions BU	11,583	15.3%	12,912	10.6%
MVNO BU	5,978	27.5%	7,495	34.8%
Total	17,561	18.0%	20,407	14.3%

For the nine months periods ended September 30, 2018 and 2017, Connected Solution BU gross margins were 10.6% and 15.3%, respectively; and MVNO BU gross margins were 34.8% and 27.5%, respectively. The decrease in gross margin in the Connected Solution BU was due to more competitive pricing for the larger orders.

Our overall gross margin decreased to 14.3% from 18.0% for the nine months ended September 30, 2018 from a year ago.

Connected Solutions BU gross profit include gross profit from software projects and gross profit from hardware projects, as shown in the following table:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2017	2018	2017	2018
	(US$ in thousands)		(US$ in thousands)
Software	427	1,105	3,068	3,548
Hardware	4,960	162	8,515	9,364
Total	5,387	1,267	11,583	12,912

Operating Expenses

The following table sets forth operating expenses for the periods indicated:

	For Three Months Ended September 30,		For Nine Months Ended September 30,
	2017	2018	2017	2018
	(US$ in thousands)		(US$ in thousands)
Sales and marketing expenses	3,257	2,013	6,242	5,360
General and administrative expenses	12,054	1,794	16,211	7,150
Research and development expenses	3,854	908	5,330	3,249
Changes in the fair value of warrant liabilities	39	-	200	-
Total	19,204	4,715	27,983	15,759

Selling and Marketing Expenses

Selling and marketing expenses decreased to $2.0 million for the three months ended September 30, 2018 from $3.3 million in the same period in 2017. The decrease was primarily due to our MVNO’s commission sharing structure. Selling and marketing expenses for the nine months ended September 30, 2018 and 2017 were $5.4 million and $6.2 million, respectively.

General and Administrative Expenses

General and administrative expenses decreased to $1.8 million for the three months ended September 30, 2018 from $12.1 million in the same period in 2017. This decrease was primarily due to the absence in 2018 of non-cash and merger-related transaction costs that were incurred in the third quarter of 2017. G&A expenses for the nine months ended September 30, 2018 and 2017 were $7.2 million and $16.2 million, respectively.

Research and Development Expenses

Research and development expenses decreased to $0.9 million for the three months ended September 30, 2018 from $3.9 million of the same period in 2017. A significant portion of our design activities were directly expensed as cost of revenue when our hardware project revenue was recognized.  R&D expenses for the nine months ended September 30, 2018 and 2017 were $3.2 million and $5.3 million, respectively.

Other Operating Income

Other operating income consists of financial support from local government authorities for certain technology development projects. We recognized a total of $270,000 of such income for the first nine months of 2017 and nil in 2018.

Interest expense

Interest expenses for the three and nine months ended September 30, 2018 were $0.99 million and $2.35 million, respectively; as compared to that for the same three and nine months of 2017 of $0.38 million and $1.52 million, respectively. Interest expenses in 2018 were higher as new loan fees payable at maturity are amortized over the life of the loan.

Income tax expenses

For the three months ended September 30, 2018, we had tax expense of $0.4 million. Our actual tax rates have been higher than the statutory rates because losses experienced by certain of our subsidiaries could not be used to offset gains in other subsidiaries within the same jurisdiction. For the nine months ended September 30, 2018 and 2017, we recorded $1.4 million and $0.9 million in income tax expenses, respectively.

Liquidity and Capital Resources

Cash generated from operating activities for the nine months ended September 30, 2018 was $5.97 million.

Cash used in investing activities for the nine months ended September 30, 2018 was $4.50 million which was mainly used in the development of software assets for both our Connected Solutions BU and MVNO BU in the amount of $5.81 million. We received repayment from a third-party loan in the amount of $1.47 million.

Cash used in financing activities for the nine months ended September 30, 2018 was $11.1 million which included repurchase of shares of $10.1 million, obtained long-term borrowings of $3.0 million, repayment of long-term borrowings of $3.0 million, obtained short-term borrowings of $1.5 million, and repayment of short-term borrowings of $2.5 million.

We entered into a loan agreement with Partners For Growth V, L.P. (“PFG5”) effective April 30, 2018, for a term loan in the maximum amount of $3 million at an interest rate of 8.0% per annum with a maturity date of April 30, 2021 (the “PFG5 Loan”). On May 16, 2018, after payment of a $45,000 commitment fee to PFG5, $2,955,000 was made available to us for general corporate purposes.  PFG5’s rights under the PFG5 Loan are pari passu with the rights of Partners For Growth IV, L.P. (“PFG4”), a related party of PFG5, under the existing Loan and Security Agreement, dated August 26, 2016, by and between Borqs Hong Kong Limited and PFG4, as amended (the “PFG4 Loan”), which remains in full force and effect according to its terms. Except for increased thresholds with respect to the financial covenants described below, the terms of the PFG5 Loan are substantially similar to those of the PFG4 Loan. Our financial covenants under the PFG5 Loan include the covenants to meet or exceed (i) quarterly revenues (as required to be classified as such under U.S. GAAP) of $32,500,000 and (ii) a three-month trailing EBITDA target of $2,000,000, with compliance for each covenant determined as of the last day of each calendar quarter for revenues and each calendar month for EBITDA.

We have in the past breached certain financial covenants under our loan agreements with SPD Silicon Valley Bank Co., Ltd. (“SVB”) and PFG4 during 2017 and the period ended September 30, 2018. Such breach could result in acceleration of the repayment according to the contract term. On August 31, 2018 we signed agreements with SVB to extend the loans which included $6 million and 18 million in Chinese Rmb Yuan (equivalent to $2.6 million), with monthly interest payments at the annual rate of approximately 7% and with principal due at maturity on February 28, 2019. Therefore, the outstanding balance of $8.6 million of short-term borrowings payable to SVB and $2.7 million of long-term borrowings payable to PFG4 and $2.9 million of long-term borrowing payable to PFG5 were payable on demand and classified as current liability as of September 30, 2018. For the quarterly period ended September 30, 2018 the above covenants were not met, and we have been in discussion with the lender regarding remedies to such non-compliance.

On November 20, 2017, we entered into a procurement and sales service agreement (the “Procurement Agreement”) with HHMC Microelectronic Co., Limited (“HHMC”) pursuant to which HHMC would make advances to Borqs International up to a maximum of $5,000,000 to purchase components from third party vendors. For each procurement transaction, Borqs International must make a deposit with the third party vendor equal to 5% of the purchase price for the components. Each advance is subject to a fee of 0.1% per day based on the total amount advanced by HHMC. Advances must be repaid within 90 days of being made available by HHMC, after which the overdue amounts are subject to a penalty of 0.1% per day on the amount outstanding. If the repayment of an advance is overdue by more than 10 days, HHMC has the right to take possession of goods purchased on behalf of Borqs International and apply proceeds from the sale thereof to pay off outstanding advances owed to HHMC. If sale proceeds are insufficient to satisfy all outstanding advances, then any remaining advances outstanding are due and payable within 5 days’ notice from HHMC. All of Borqs International’s obligations under the Procurement Agreement are guaranteed by the Company. The Procurement Agreement had an initial maturity term of three months, which was subsequently extended to May 28, 2018. As of November 16, 2018, $2.4 million was repaid to HHMC with $2.6 million remaining outstanding under the Procurement Agreement. We are currently in discussions with HHMC for another extension until December 31, 2018.

We believe that our current cash level and anticipated cash flows from operations will not be sufficient to meet anticipated cash needs for at least the next 12 months since the date of issuance of the unaudited condensed consolidated financial statements, and we intend to conduct fundraising efforts in the coming months, including possible sales of securities in a public offering, private placement or debt financing, to raise funds to finance our potential acquisition of KADI as well as for general working capital needs.

The current liquidity conditions raise substantial doubt about the Group’s ability to continue as a going concern and therefore, the Company is exposed to liquidity risk as it may not have sufficient working capital to meet its commitments and business needs. The Company’s ability to fund its operations is based on its ability to generate cash, its ability to attract investors and its ability to borrow funds on reasonable economic terms. The Company’s ability to continue as a going concern is dependent on management’s ability to successfully execute its business plan and generate positive cash inflows. Management is of the opinion that it will be able to meet its payment obligations for the next twelve months from the date of issuance of the unaudited condensed consolidated financial statements based on the assumptions that the collection of all accounts receivables currently due and execution of the business plan, ability to obtain equity and/or debt financing to ensure adequate funding to execute its business plan, and reduction of direct costs, such as sales and marketing, general and administrative, research and development, and other measures, as necessary. In the event that funding is not available at acceptable terms, the company will have to consider adjustments to its operations including down-sizing and focusing on more profitable business activities.

Based on the above considerations, the Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

In recent periods, our accounts receivable turnover days has generally fallen in the range of 30 to 60 days. There was no related party accounts receivable as of September 30, 2018.

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

Following the identification of the material weakness, we have taken measures and plan to continue to take measures to remediate the material weakness, including (i) hiring additional qualified professionals with U.S. GAAP accounting experience; (ii) providing U.S. GAAP and SEC reporting training to our accounting personnel; and (iii) preparing a comprehensive written accounting policies and procedures manual that can effectively guide our finance and accounting personnel in addressing significant accounting issue and preparing financial statements that are in compliance with U.S. GAAP and SEC requirements. As of the filing of this quarterly report, the Company has hired a person with sufficient experience in US GAAP financial reporting who will be actively involved with the Company’s next periodic filing which is the annual report for the year 2018. In addition, we intend to engage an external service provider by the end of 2018 to assist management in evaluating and implementing necessary controls and measures in order to maintain adequate and effective internal controls over financial reporting.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, in light of the material weakness in our internal controls over financial reporting identified above, our disclosure controls and procedures were ineffective as of September 30, 2018 based on our evaluation of the controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

As of September 30, 2018, we had accumulated deficit of $74.067 million, net income of $1.185 million and net cash inflow from operation of $5.973 million for the nine-month period then ended. As of December 31, 2017, we had accumulated deficit of $74.231 million and suffered net loss of $12.359 million and negative cash flow from operating of $14.939 million for the year then ended. This condition raises substantial doubt about our ability to continue as a going concern.

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

We have funded our operations primarily with proceeds from public and private offerings of our ordinary shares and secured and unsecured debt instruments. Our negative cash flow and cash uses, our projections of the level of cash that will be required for our operations, the terms of the private placement transactions that we completed in the past, and the restricted availability of credit for emerging industries, may impair our ability to collect all accounts receivables and seek for equity and/or debt financing to ensure adequate funding to execute our business plan and reduce our direct costs, such as sales and marketing, general and administrative, research and development, and other measures, as necessary. However, there is no assurance that the measures above can be achieved as planned, which would have a material adverse effect on our business and ability to continue as a going concern.

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

The initial term of the procurement agreement was extended to May 28, 2018. We have not been notified by HHMC that they seek to accelerate the loan payments and we are currently in discussions with HHMC for another extension. Outstanding loan amounts under revolving loan facilities we have with SSVB were originally due on February 28, 2019 but were actually payable on demand due to breach of financial covenants, and we may either extend or refinance the loans. A failure to repay any of the indebtedness under our agreements with any of our lenders as it becomes due or to otherwise comply with the covenants contained in any of such agreements could result in an event of default thereunder. If not cured or waived, an event of default under any of such agreements could enable the lenders thereunder to declare all borrowings outstanding on such debt, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit. The lenders could also elect to foreclose on our assets securing such debt. In such an event, the Company may not be able to refinance or repay all of its indebtedness, pay dividends or have sufficient liquidity to meet operating and capital expenditure requirements. Any such acceleration could cause us to lose a substantial portion of our assets and will substantially adversely affect our ability to continue our operations.

We have in the past failed to comply with financial covenants in certain of our loan documents, which has resulted in potential defaults under certain of our loan documents. These and similar breaches of our loan documents in the future could adversely affect our financial condition and our ability to meet our payment obligations on our indebtedness.

We have in the past breached certain financial covenants under our loan agreements with SSVB and PFG during 2017 and the period ended September 30, 2018. Such breach could result in acceleration of the repayment according to the contract term. Therefore, the outstanding balance of $8.6 million of short-term borrowings payable to SSVB and $5.6 million of long-term borrowings payable to PFG were payable on demand and classified as current liability as of September 30, 2018. We have not been notified by either lender that they seek to accelerate the loan payments because of such breaches and neither lender has expressly waived such breaches and any resulting defaults.  We are currently negotiating with both lenders to make adjustments to the specific financial covenants to more appropriately reflect the business nature of the Company in 2018 and going forward, particularly allowing for the inclusion of inventories while removing certain non-cash stock based compensation in deriving the covenant ratios.  In the event the lenders choose not to make adjustments to the covenant ratios and consider the occurrence of these breaches as events of default under our current loan agreements, the lenders may elect to declare all amounts outstanding to be immediately due and payable and terminate all commitments to extend further credit to us.

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

We have derived, and believe that in the foreseeable future we will continue to derive, a significant portion of our net revenues from a small number of major customers and key projects. Our top five customers in 2015, 2016 and 2017 accounted for 55.3%, 51.7% and 69.3% of our net revenues in 2015, 2016 and 2017, respectively. Our top five customers in the nine months ended September 30, 2018 accounted for 79.8% of our net revenues during such period.

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

In addition, a number of factors not within our control could cause the loss of, or reduction in, business or revenues from any customer, and these factors are not predictable. These factors include, among others, a customer’s decision to re-negotiate the royalty payment of a contract if the volume of unit sales exceeds original expectations, pricing pressure from competitors, a change in a customer’s business strategy, or failure of a mobile chipset manufacturer or mobile device OEM to develop competitive products. Our customers may also choose to pursue alternative technologies and develop alternative products in addition to, or in lieu of, our products, either on their own or in collaboration with others, including our competitors. The loss of any major customer or key project, or a significant decrease in the volume of customer demand or the price at which we sell our products to customers, could materially adversely affect our financial condition and results of operations.

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

In 2014, after acquiring Yuantel Investment, we entered into the MVNO business. Our MVNO BU contributed 26.6%, 29.1% and 20.8% of our net revenues in 2015, 2016 and 2017, respectively. Our MVNO BU contributed 21.1% of our net revenues for the quarter ended September 30, 2018.

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

If we cannot maintain the official MVNO license, we will be forced to cease this operation, and our total revenues will be significantly reduced and our investment into this business will be completely lost. We rely on China United Network Communications Group Co., Ltd (“China Unicom”), the incumbent operator, to provide us with attractive and competitive bulk wholesale rates of voice-per-minute and MB-of-data to compete with our competitors. If we are not provided competitive bulk wholesale rates from China Unicom, we will not be able to maintain our gross margin and will not be able to operate profitably, which may lead to shutting down the MVNO BU entirely.

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

Our customers generally retain us on project-by-project basis in connection with specific projects rather than on a recurring basis under long-term contracts. Historically, a significant portion of our net revenues has been comprised of software fees, relating to one-time research and engineering work performed for customers. For 2015, 2016 and 2017, our net revenues from software fees were $22.5 million, $14.9 million and $11.2 million, respectively, representing 29.9%, 12.4% and 7.3% of total net revenues. For the nine months ended September 30, 2018, our net revenues from software fees were $5.6 million, representing 3.9% of total net revenues. Although a significant amount of our net revenues are generated from repeat business, which we define as revenues from a customer who also contributed to our revenues during the prior fiscal year, our engagements with our customers are typically for individual projects that are often on a non-exclusive, project-by-project basis. In addition, a majority of our customer contracts from which we generate product fees can be terminated by customers with or without cause. There are many factors outside of our control that might lead customers to terminate a contract or project with us, including, among others:

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

As of September 30, 2018, Zhengqi International Holding Limited, Intel Capital Corporation, Norwest Venture Partners X, L.P., Asset Horizon International Limited, Keytone Ventures L.P., and GSR Ventures II and affiliates, beneficially own approximately 11.0%, 12.8%, 11.3%, 11.1% 10.2%, and 8.8% respectively, of our outstanding ordinary shares. These major shareholders have significant influence in determining the outcome of any corporate transactions or other matters submitted to our shareholders for approval, including mergers, consolidations and schemes of arrangement, election and removal of directors and other significant corporate actions. They may not act in our best interests or our minority shareholders’ interests. In addition, without the consent of these major shareholders, we could be prevented from entering into transactions that could be beneficial to us. This concentration of ownership may also discourage, delay or prevent a change in control, which could deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and might reduce the price of our ordinary shares. These actions may be taken even if they are opposed by our other shareholders.

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

On March 8, 2018, the President exercised his authority to issue the imposition of significant tariffs on imports of steel and aluminum from a number of countries, including the PRC. Subsequently, the USTR announced an initial proposed list of 1,300 goods imported from the PRC that could be subject to additional tariffs and initiated a dispute with the World Trade Organization against the PRC for alleged unfair trade practices. The President has indicated that his two primary concerns to be addressed by the PRC are (i) a mandatory $100 billion reduction in the PRC/U.S. trade deficit and (ii) limiting the planned $300 billion PRC government support for advanced technology industries including artificial intelligence, semiconductors, electric cars and commercial aircraft. On June 15, 2018, the President announced that the U.S. would go ahead with tariffs on $50 billion worth of Chinese goods, including agriculture and industrial machinery, which prompted the PRC government to consider imposing tariffs on $50 billion worth of goods from the U.S., including beef, poultry, tobacco and cars. In response to the PRC’s proposed retaliatory measures, the President announced on June 19, 2018 that the U.S. would compile a list of $200 billion in China goods for levies should the PRC move forward with their proposed tariffs. On August 7, 2018, the U.S. announced a tariff of 25% on approximately $16 billion worth of mostly industrial goods from China, including tractors, plastic tubes and antennas, which went into effect on August 23, 2018. In response, on August 8, 2018, China announced a 25% tariff on $16 billion worth of US goods, including large passenger cars, motorcycles, chemical items and diesel fuel, which also went into effect on August 23, 2018. On September 7, 2018, the President warned that he was prepared to impose tariffs on another $267 billion of Chinese goods, which in addition to the other previously announced tariffs, would cover virtually all of China’s imports into the U.S. Despite a September 12, 2018 invitation by the U.S. to China to restart trade talks, which China has welcomed, the President has instructed his administration to proceed with a 10% tariff on Chinese goods worth $200 billion, which China intends to match with tariffs on $60 billion of US goods.

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

Any of the above factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors presently not known to us or that we currently deem immaterial may also impair our business or results of operations. Although the production and sales of finished electric vehicles is subject to certain restrictions, we are not aware of any PRC regulations or proposed regulations that will specifically restrict or limit the electric vehicle component business currently conducted by KADI from foreign participation. As a result, we do not currently expect our pending ownership of KADI, or KADI’s relationships within the electric vehicle industry, to be adversely affected by our foreign ownership structure.

Risks Related to Our Recent Transactions

Our proposed acquisition of KADI may not be completed or may be delayed if we cannot obtain sufficient capital to fund the acquisition.

We have entered into a letter of intent to acquire a 60% equity interest in KADI, a Chinese company that develops software and hardware solutions for electric vehicle control modules, such as charging, battery management and vehicle controls. We have not yet finalized a definitive agreement to complete this acquisition, but we have made four scheduled cash advances to KADI totaling $600,000 which will be deducted from our initial cash payments to KADI under the definitive agreement being negotiated. We intend to use a portion of the proceeds from our equity financing to support the funding of the KADI acquisition. Since we may not be able to raise enough capital to fund the acquisition, we are in discussions with KADI to negotiate a modified payment schedule and may need to find alternative funding sources, or else we will not be able to consummate the acquisition of KADI. If the acquisition is not consummated within nine months after signing of the letter of intent, the advance payments will be converted into shares representing five percent of the outstanding capital stock of KADI. There are no termination fees or penalties under the letter of intent.

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

We have been working with Zhengqi to satisfy certain conditions and make necessary arrangements before completing the repurchase, including submitting the shares to the transfer agent for cancellation. We obtained the consent of our existing lenders with respect to the repurchase and anticipate closing the transaction in 2018. As of August 3, 2018, the 1,278,776 escrow shares were forfeited and released from escrow, of which 51,151 shares were placed in the indemnity escrow account established in connection with our acquisition of Borqs International and 1,227,625 shares were distributed to the former Borqs International shareholders in proportion to their ownership prior to the completion of the business combination on August 18, 2017. The return and cancellation of the 966,136 shares remain in process.

Our repurchase of shares from Zhengqi may trigger litigation by other shareholders.

Our agreement to repurchase shares from Zhengqi was not extended to all investors who purchased shares in the August 2017 private placement. Since we are repurchasing those shares at a premium to current market prices, other purchasers may seek similar treatment. In addition, a minority of our shareholders did not benefit from the return of 1,227,625 escrowed earnout shares to the former Borqs International shareholders on August 3, 2018. Those minority shareholders will receive no direct benefit of proposed repurchase and return, and there is no assurance that those minority holders will not make claims against us. Any such litigation brought by such minority shareholders could be time-consuming and costly, and could materially adversely affect our financial condition and results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed on a Current Report on Form 8-K filed on August 24, 2017, the Company authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may, from time to time, purchase its ordinary shares at a price not higher than $10.40 per share, up to an aggregate repurchase price of $6 million. No purchases were made by or on behalf of the Company or affiliated purchasers as defined in Regulation S-K under the Share Purchase Program during the three months ended September 30, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

In February 2018, Borqs Hong Kong Limited, a wholly owned subsidiary of the Company entered (“Borqs HK”) into a Master Services Agreement (the “MSA”) with Cloudminds (Hong Kong) Ltd., a Hong Kong company (“Cloudminds”). Pursuant to the MSA, Borqs HK agreed to provide engineering services of software development, customization, integration and testing to Cloudminds product development in exchange for certain service fees, which will be payable pursuant to the installment schedule set forth thereunder. For each project within the scope of the MSA, the parties will prepare and agree on a Statement of Work that will set forth the services to be performed by Borqs HK, applicable market areas, regulatory requirements and fees for such project. The term of the MSA is three years starting the date of execution. The MSA also contains certain termination triggers. Among other conditions, prior to the first product shipment, Cloudminds may terminate the MSA upon 10 days written notice in advance to Borqs HK. Intellectual property rights relating to developments pursuant to the MSA will be jointly owned by the parties. The Company generated a revenue of $224,000 from services under the MSA for the nine months ended September 30, 2018. Bill Huang, a director of the Company, serves as Chief Executive Officer of Cloudminds.

On July 31, 2018, BORQS Software Solutions Private Limited, a wholly owned subsidiary of the Company (“Borqs Software”), entered into a loan agreement with Bluecap Mobile Private Limited, an Indian company controlled by Hareesh Ramanna, Executive Vice President and Co-General Manager of the Company’s Connected Solutions BU (“Bluecap”). Pursuant to the agreement, Bluecap agreed to loan Borqs Software up to Rs 27.5 million (approximately $385,330). The loan bears an interest of 8% per annum and is payable on demand. Events of default include a failure by the borrower to make a payment of any amounts due thereunder, the liquidation, insolvency or dissolution of the borrower, a sale of a material portion of the borrower’s business and certain other events set forth under the loan agreement. Upon the occurrence of an event of default, Bluecap will have the right to declare outstanding principal and interest immediately due and payable and also accelerate repayment of the loan.

ITEM 6. EXHIBITS

The following exhibits are filed as part of this Quarterly Report.

Exhibit Number	Description
10.1	Master Services Agreement for Software Development, dated February 8, 2018, by and between Cloudminds (Hong Kong) Ltd. and Borqs Hong Kong Limited.
10.2	Loan Agreement, dated July 31, 2018, by and between BORQS Software Solutions Private Limited and Bluecap Mobile Private Limited.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 130, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 130, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BORQS TECHNOLOGIES, INC.

Date: November 19, 2018	By:	/s/ Anthony K. Chan
	Name:	Anthony K. Chan
	Title:	Chief Financial Officer

